Form 10-Q
period 2006-03-31
CLAYTON HOLDINGS INC
filed 2006-05-15
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-51846

CLAYTON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2660764
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Corporate Drive, Shelton, CT	06484
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 926-5600

(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                            ☐                                                                                                                                    Accelerated filer         ☐                                                                                                                                    Non-accelerated filer                                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

20,523,040 shares of Common Stock, par value $0.01 per share, outstanding as of May 5, 2006.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,450,379	$7,208,875
Cash held in escrow	600,656	—
Restricted cash	15,585,947	4,966,839
Accounts receivable, net of allowance for doubtful accounts of $72,264 as of March 31, 2006 and December 31, 2005	39,438,044	37,205,223
Unbilled receivables	16,309,944	14,925,988
Prepaid expenses and other current assets	2,656,579	3,942,676
Prepaid income taxes	3,812,874	3,730,970
Deferred tax assets	970,970	165,566
Due from affiliated entities	23,246	23,434
Total current assets	87,848,639	72,169,571

Property and equipment, net	20,732,026	18,175,717
Goodwill	75,273,653	69,843,468
Intangible assets, net	82,198,570	84,739,774
Other assets, net	1,832,143	2,576,827

Total assets	$267,885,031	$247,505,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long term debt and capital lease obligations, current portion	$1,079,162	$1,639,411
Accounts payable and accrued expenses	19,359,880	18,842,078
Servicer escrow liability	15,585,947	4,966,839
Total current liabilities	36,024,989	25,448,328

Long-term debt and capital lease obligations, net of current portion	79,862,692	148,777,172
Deferred tax liabilities	3,405,443	3,381,001
Deferred revenue	168,103	217,888
Deferred rent	1,035,087	1,013,687

Total liabilities	120,496,314	178,838,076

Commitments and contingencies

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of March 31, 2006; 8,825,241 shares authorized, issued and outstanding as of December 31, 2005	—	12,258,319
Series B convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of March 31, 2006; 24,185,493 shares authorized, issued and outstanding as of December 31, 2005	—	43,866,683
Stockholders’ equity
Common stock, par value $0.01 per share, 150,000,000 and 60,000,000 shares authorized and 20,516,306 and 3,281,607 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	205,163	32,816
Class B common stock, par value $0.01 per share, no shares authorized, issued and outstanding as of March 31, 2006; 357,020 shares authorized, issued and outstanding as of December 31, 2005	—	3,570
Preferred stock, par value $ 0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2006	—	—
Additional paid in capital	139,870,652	4,115,827
Retained earnings	7,312,902	8,390,066
Total stockholders’ equity	147,388,717	12,542,279
Total liabilities and stockholder’ equity	$267,885,031	$247,505,357

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31:
	2006	2005

Revenue	$55,227,612	$47,895,677

Cost of services
Compensation expense	29,463,767	23,368,100
Travel and related expenses	7,126,568	7,354,068
Other direct costs	2,344,298	1,312,360
Total cost of services	38,934,633	32,034,528

Gross profit	16,292,979	15,861,149

Operating expenses
Salaries and benefits	5,372,029	4,054,990
Other selling, general and administrative expenses	4,882,623	3,439,293
Depreciation and amortization	1,538,330	869,789
Amortization of intangibles	2,541,852	2,547,000
Total operating expenses	14,334,834	10,911,072

Income from operations	1,958,145	4,950,077

Interest expense, net	3,070,284	1,817,218
Loss from extinguishment of debt	746,002	—

Income (loss) before provision for (benefit from) income taxes	(1,858,141)	3,132,859

Income tax expense (benefit)	(780,977)	1,242,196

Net income (loss)	$(1,077,164)	$1,890,663

Earnings (loss) per share:
Basic	$(0.09)	$0.16
Diluted	$(0.09)	$0.15

Weighted average shares outstanding:
Basic	12,178,806	11,886,705
Diluted	12,178,806	12,200,468

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of shares		Value
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional paid in capital	Retained Earnings	Total

Balance, December 31, 2005	3,281,607	357,020	$32,816	$3,570	$4,115,827	$8,390,066	$12,542,279

Issuance of common stock	8,625,000	—	86,250	—	131,762,430	—	131,848,680

Conversion of convertible preferred stock to redeemable preferred stock and redemption of redeemable preferred stock, net	8,252,679	—	82,527	—	3,277,523	—	3,360,050

Conversion of series B common stock	357,020	(357,020)	3,570	(3,570)	—	—	—

Stock based compensation	—	—	—	—	714,872	—	714,872

Net loss for the three months ended March 31, 2006	—	—	—	—	—	(1,077,164)	(1,077,164)

Balance, March 31, 2006	20,516,306	—	$205,163	$—	$139,870,652	$7,312,902	$147,388,717

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31:
	2006	2005

Cash flows from operating activities
Net income (loss)	$(1,077,164)	$1,890,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,538,330	869,789
Amortization of intangibles	2,541,852	2,547,000
Amortization of debt issuance cost	112,452	150,279
Accretion of note	—	23,171
Loss from extinguishment of debt	746,002	—
Stock based compensation	714,872	28,232
Deferred income taxes	(780,966)	—
Gain on sale of fixed assets	(2,095)	—
Changes in operating assets and liabilities, net of business combinations
Accounts receivable, net	(1,425,682)	(8,814,794)
Unbilled receivables	(1,383,956)	3,063,594
Prepaid expenses and other current assets	1,301,189	108,928
Prepaid income taxes	(81,904)	(105,407)
Due to an affiliated entity	188	(71,600)
Other assets, net	(14,274)	—
Accounts payable and accrued expenses	358,076	(3,518,407)
Deferred revenue	(614,398)	136,913
Deferred rent	21,400	130,372
Net cash provided by (used in) operating activities	1,953,922	(3,561,267)

Cash flows from investing activities
Proceeds from sale of fixed assets	35,000	—
Capital expenditures	(2,955,580)	(2,260,120)
Acquisition of businesses	(6,120,011)	(825,326)
Cash held in escrow from acquisition of businesses inclusive of interest earned	(600,656)	—
Net cash used in investing activities	(9,641,247)	(3,085,446)

Cash flows from financing activities
Proceeds from revolving credit facility	7,400,000	9,750,000
Repayments of revolving credit facility	(7,400,000)	(3,500,000)
Repayments of loans payable	—	(15,843)
Repayments of capital lease obligations	(80,743)	(21,438)
Repayment of term loan	(70,000,000)	(1,125,000)
Deferred charges related to the issuance of debt	(74,158)	—
Proceeds from issuance of common stock upon initial public offering	146,625,000	—
Underwriting commisssions and offering expenses	(14,776,320)	—
Redemption of convertible preferred stock	(52,764,950)	—
Net cash provided by financing activities	8,928,829	5,087,719

Net increase (decrease) in cash and cash equivalents	1,241,504	(1,558,994)

Cash and cash equivalents at the beginning of the period	7,208,875	12,450,147

Cash and cash equivalents at the end of the period	$8,450,379	$10,891,153

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the three months ended March 31:
	2006	2005

Supplementary disclosures of cash flow information:
Cash paid during the period for
Income taxes	$79,536	$2,070,246
Interest	$2,234,872	$1,683,646

Other noncash investing and financing activities:
Assets acquired under capital lease	$581,244	$172,412
Liabilities assumed from acquisitions	$1,108,270	$588,714

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization, Description of Business and Basis of Presentation

Clayton Holdings, Inc. (collectively with its wholly owned subsidiaries, the “Company”) was formed on March 31, 2005 as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. (“GRP”), a Delaware corporation, and TMHC Holdings, Inc. (“TMHC”), a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. (“CSI”) and First Madison Services, Inc. (“FMS”) from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as “The Murrayhill Company” (“CFIS”), from an unrelated party on May 24, 2004. Each holding company was controlled by TA Associates (“TA”) prior to the combination. In accordance with accounting principles generally accepted in the United States of America. (“US GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods they were under common control are restated on a combined basis. The Company’s consolidated financial statements include the results of GRP and TMHC beginning from the date of acquisition of a controlling interest by TA, which were August 2, 2004 and May 24, 2004, respectively.

The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company’s services include transaction management, which consists of due diligence, conduit support, professional staffing, compliance products and services as well as credit risk management and securities surveillance, and special servicing. The Company uses proprietary technology and processes to provide these services across the lifecycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in the Company’s registration statement on Form S-1 (File No. 333-129526) declared effective by the Securities and Exchange Commission on March 23, 2006, which includes audited financial statements for the year ended December 31, 2005. Results for the interim periods are not necessarily indicative of results for the full year.

Initial Public Offering of Common Stock

On March 29, 2006, the Company sold 8,625,000 shares, inclusive of an over-allotment of 1,125,000 shares, of its common stock, in an initial public offering (“IPO”) of common stock at a price to the public of $17.00 per share, for net proceeds of approximately $131,800,000 after deducting the  underwriting discount and approximately $4,500,000 of offering expenses. The Company used approximately $130,200,000 of the proceeds to pay down indebtedness and to redeem all outstanding shares of redeemable preferred stock, which were issued upon the conversion of the Company’s convertible  preferred stock. The Company retained approximately $1,600,000 for general corporate purposes, including working capital, and possible acquisitions or investments. After giving effect to this offering, the Company had 20,516,306 shares of common stock outstanding.

All share information has been adjusted to reflect a 1-for-4 reverse stock split of common stock and class B common stock, which was consummated on March 1, 2006.

Note 2—Summary of Significant Accounting Policies

Significant accounting policies followed by the Company, as summarized below, are in conformity with US GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, the Company cannot give assurance that actual results will not differ significantly from estimated results. Management bases these judgments on the Company’s historical experience, management’s forecasts and other available information, as appropriate. The most significant estimates reflected in the financial statements include deferred tax assets and liabilities, income tax accruals, valuation allowance for accounts receivable, unbilled receivables, asset impairments, the valuation of stock options and the valuation of intangible assets and assessments of their useful lives, and related party transactions. Actual results could differ from estimated amounts. The Company also makes estimates in determining other ordinary accruals.

Segment Reporting

The Company’s activities are considered to be in a single industry segment for financial reporting purposes. The Company provides services that support the purchase and sale of, and investment in, mortgage loans and related securities across the mortgage loan lifecycle. Revenues from the Company’s various products and services are affected by the same factors, primarily the origination of non-conforming mortgage loans and the issuance of non-agency mortgage-backed securities.

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in other assets, net in the accompanying condensed consolidated balance sheets. As a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. A loss on extinguishment of $746,002 reflecting this write off is reflected in the statement of operations for the three months ended March 31, 2006. Unamortized deferred financing costs at March 31, 2006 and December 31, 2005 were $1,569,803 and $2,354,099, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

The Company derives most of its revenues from professional service activities. The majority of these activities are provided under “time-and-materials” billing arrangements. Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material. For the quarters ended March 31, 2006 and 2005, pass-through expenses included in revenues were $7,126,568 and $7,354,068, respectively.

The Company records provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying condensed consolidated balance sheets.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006, the Company adopted SFAS No. 123(R) and believes SFAS No. 123(R) does not have a material impact on its financial statements.

According to the provisions of the incentive stock option agreements between the Company and its employees, the vesting term for certain options outstanding as of the date of the IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee’s specific incentive stock option agreement.. In addition, 130,208 of performance based options became immediately vested. Therefore, on March 29, 2006, the Company recognized $611,696 of additional compensation expense from this accelerated vesting.

Concentration of Credit Risk and Significant Customers

At March 31, 2006, 25.9% of the Company’s billed and unbilled receivables were related to its largest client. At December 31, 2005, 30.1% and 25.5% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively.

For the three months ended March 31, 2006 and 2005, revenue from the Company’s largest three clients accounted for an aggregate of 33.1% and 35.2% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2006 and revenue from two clients exceeded 10% of revenue for the three months ended March 31, 2005.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings (loss) per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings (loss) per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Common share equivalents of 815,542 for the three months ended March 31, 2006 were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	Basic	Diluted	Basic	Diluted

Net income (loss)	$(1,077,164)	$(1,077,164)	$1,890,663	$1,890,663

Weighted average number of common shares outstanding	12,178,806	12,178,806	11,886,705	11,886,705

Dilutive effect of stock options	—	—	—	313,763

Total weighted average number of common common shares outstanding	12,178,806	12,178,806	11,886,705	12,200,468

Earnings (loss) per share	$(0.09)	$(0.09)	$0.16	$0.15

Note 3—Business Acquisitions

Asset Purchase from M R Network I, Ltd.

On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (d/b/a Mortgage Resource Network) for an estimated aggregate purchase price of $6,120,011, pending a final closing balance sheet. The asset purchase agreement provided for a 60-day period subsequent to the closing date to provide a closing balance sheet which will be used to determine final fair market values. The agreement also established two escrow accounts aggregating $600,000 which are reflected in the accompanying condensed consolidated balance sheet at March 31, 2006 as cash held in escrow. Of this amount, $350,000 of this escrow is held against any claims the Company may have for indemnification or a working capital shortfall upon preparation of the final closing balance sheet. The 60-day period to reach agreement on the final closing balance sheet was extended so that the Company can better evaluate the fair value of assets acquired. The remaining $250,000 of the escrow will be retained by the Company if the Company is not able to execute a new services agreement with a primary Mortgage Resource Network client before August 3, 2007. This acquisition has not been presented on a pro forma basis because it is not deemed to be material.

Pending the final agreement as to the closing balance sheet the purchase price was preliminarily allocated as follows:

Accounts receivable	$807,139
Prepaid expenses	15,417
Property and equipment	949,555
Intangible assets	5,430,185
Deposit	25,986
Liabilities assumed	(1,108,271)
$6,120,011

Note 4—Cash, Cash Equivalents and Restricted Cash

At March 31, 2006 and December 31, 2005, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006 and December 31, 2005, the cash balances exceeded $100,000 by $24,204,883 and $13,447,318, respectively, including restricted cash.

At March 31, 2006 and December 31, 2005, the Company maintained restricted cash balances of $15,585,947 and $4,966,839, respectively. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying condensed consolidated balance sheet.

Note 5—Property and Equipment, net

Property and equipment consists of the following:

	March 31, 2006	December 31, 2005

Computer and office equipment	$8,090,360	$6,526,737
Software	9,541,174	8,100,020
Furniture and fixtures	3,220,708	2,926,452
Leasehold improvements	1,584,180	1,391,952
Website	280,317	280,317
Automobiles	112,336	171,395
	22,829,075	19,396,873
Less accumulated depreciation and amortization	7,630,036	6,117,862
	15,199,039	13,279,011
Software under development	5,532,987	4,896,706
	$20,732,026	$18,175,717

Included in software at March 31, 2006 and December 31, 2005, is $3,929,306 and $3,189,915, respectively, of internally developed software placed in service. Software under development at March 31, 2006 and December 31, 2005 represents other internally developed software that has not yet been placed in service.

For the three months ended March 31, 2006 and 2005 depreciation and amortization expense charged to operations was $1,538,330 and $869,789, respectively.

Note 6—Goodwill and Other Intangible Assets

As of March 31, 2006 and December 31, 2005, intangible assets not subject to amortization consist of goodwill of $75,273,653 and $69,843,468, respectively, and trade names and trademarks of $15,504,737 and $15,504,338, respectively.

At March 31, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$3,370,370	$33,029,630
Staffing services	4,300,000	716,667	3,583,333
Portfolio management	10,714,600	2,076,325	8,638,275
Client backlog	2,146,200	796,171	1,350,029
Technology	26,842,900	9,062,151	17,780,749
Noncompetition agreements	3,494,950	1,200,439	2,294,511
Patent	20,451	3,145	17,306
	$83,919,101	$17,225,268	$66,693,833

At December 31, 2005, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$2,864,815	$33,535,185
Staffing services	4,300,000	609,167	3,690,833
Portfolio management	10,714,600	1,776,817	8,937,783
Client backlog	2,146,200	688,861	1,457,339
Technology	26,842,900	7,720,006	19,122,894
Noncompetition agreements	3,494,950	1,022,292	2,472,658
Patent	20,204	1,460	18,744
	$83,918,854	$14,683,418	$69,235,436

Amortization expense for the three months ended March 31, 2006 and 2005 was $2,541,852 and $2,547,000, respectively.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2006	December 31, 2005
Term loans	$80,000,000	$150,000,000

Capital lease obligations	941,854	416,583

Total long-term debt	80,941,854	150,416,583
Less current portion	1,079,162	1,639,411

Long-term debt, net of current portion	$79,862,692	$148,777,172

Credit Agreement

On December 8, 2005 the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement, provided the Company with a $150,000,000 term loan, all of which was funded at closing, and a $40,000,000 revolving credit facility, none of which was funded at closing. Subject to the agreement of the lenders to increase their commitments, the Company had the option to borrow up to an additional $10,000,000 under the revolving credit facility, for an aggregate revolving credit facility of $50,000,000. On January 11, 2006 and April 28, 2006, the Company exercised its option and amended the Credit Agreement to increase the revolving credit facility by $5,000,000 on each date, such that the Company had an aggregate revolving credit facility of $50,000,000 as of April 28, 2006. The Credit Agreement expires on December 8, 2011.

As a result of the Company’s initial public offering completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. The first $375,000 of the $70,000,000 term loan payment was applied against the principal payment due on March 31, 2006 and future principal repayments were recalculated pro rata based on the remaining balance compared to the balance prior to the $70,000,000 repayment. Therefore, scheduled quarterly payments of the term loan through December 31, 2010 were reduced from $375,000 to $200,501 with the remaining balance of $76,190,476 payable in four quarterly installments of $19,047,619 in 2011. As a result of the repayment of the term loan the Company wrote off a proportionate share of deferred financing costs associated with the term loan (see Note 2) and reflected a loss on extinguishment of $746,002 in the condensed consolidated statement of operations for the three months ended March 31, 2006.

The Credit Agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, require the Company to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. Such covenants commenced effectiveness on March 31, 2006 and the Company is in compliance with these covenants. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

Loans under the Credit Agreement bear interest at the applicable London interbank offer rate (“LIBOR”) plus 3.00% or Prime rate plus 2.0%, at the Company’s option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined.

At March 31, 2006 and December 31, 2005, the revolving credit facility had no outstanding balance and there was an outstanding balance of $80,000,000 and $150,000,000, respectively, under the term loan with an interest rate of 7.67% and 9.25%, respectively.

Interest Rate Cap

In September 2004, CSI purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on its floating-rate debt interest expense. The terms of the interest rate cap provide that the Company would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial notional amount was $20,000,000 and declines during the term of the agreement, which expires on September 30, 2006. As of March 31, 2006 and December 31, 2005, the notional amounts were $16,125,000 and $16,937,500, respectively. The interest rate cap does not qualify for hedge accounting under SFAS No. 133, as amended. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative are recorded as interest expense in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2006 and 2005, the Company did not record interest expense as there was no decline in the fair value of this derivative during the periods.

Capitalized Lease Obligations

At March 31, 2006, the Company leased $1,048,828 of equipment under agreements accounted for as capital leases with accumulated depreciation of $100,052. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

At December 31, 2005, the Company leased $444,050 of equipment under agreements accounted for as capital leases with accumulated depreciation of $51,597. The obligations for the equipment required the Company to make monthly payments through August 2010, with implicit interest rates from 7.06% to 19.06%.

Note 8—Preferred Stock

As of December 31, 2005 the Company had 8,825,241 shares designated as Series A Redeemable Preferred Stock, par value $0.01 per share, and 27,837,046 shares designated as Series B Redeemable Preferred Stock, par value $0.01 per share, none of which were outstanding. As of December 31, 2005, the Company had 8,825,241 shares designated as Series A Convertible Preferred Stock, par value $0.01 per share, and 24,185,493 shares designated as Series B Convertible Preferred

Stock, par value $0.01 per share, all of which were outstanding. As of December 31, 2005, the Series A and Series B convertible preferred stock were carried on the consolidated balance sheet at their liquidation preference of $12,258,319 and $43,866,683, respectively.

On March 29, 2006, the Company completed its initial public offering of common stock, resulting in the conversion of the Series A Convertible Preferred Stock into 2,206,308 shares of common stock, par value $0.01 per share, and 8,825,241 shares of Series A Redeemable Preferred Stock, and the conversion of 24,185,493 shares of Series B Convertible Preferred Stock into 6,046,371 shares of common stock, par value $0.01 per share, and 24,185,493 shares of Series B Redeemable Preferred Stock. A portion of the proceeds from the initial public offering was used to redeem all shares of the Series A Redeemable Preferred Stock and Series B Redeemable Preferred Stock for $52,764,950, and all of the Series A and Series B Redeemable Preferred Stock were immediately retired. The difference between the liquidation preference amount of the convertible preferred stock and the redemption amount of the redeemable preferred stock was allocated to the common stock resulting from the conversion and credited to additional paid-in capital.

Note 9—Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under noncancelable operating lease arrangements expiring on various dates through 2013. Such leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property.

In conjunction with the asset purchase from M R Network I, Ltd. on February 3, 2006, the Company was assigned an office lease for approximately 20,000 square feet of office space in Dallas, Texas from which the newly acquired operation conducts its operations. This lease expires on December 31, 2008 and includes minimum monthly rent with scheduled increases, as well as additional rent for increases in real estate taxes and operating expenses over the base year of the lease, which was 2004. In addition, other leases for computer and scanning equipment and software necessary to the operation were assumed and have been reflected in the condensed consolidated financial statements for the three months ended March 31, 2006. Approximately $400,000 of this leased equipment was reflected as capital leases.

For the three months ended March 31, 2006 and 2005, rent expense was approximately $910,632 and $693,339, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 10—Common Stock

At December 31, 2005, the Company had 60,000,000 shares of common stock authorized, of which 3,281,607 were issued and outstanding.

Prior to the initial public offering, the Company’s outstanding capital stock consisted of: (i) 3,281,607  shares of common stock, par value $0.01 per share; (ii) 357,020 shares of Class B common stock, par value $0.01 per share; (iii) 8,825,241 shares of Series A Convertible Preferred Stock, par value $0.01 per share; and (iv) 24,185,493 shares of Series B Convertible Preferred Stock, par value $0.01 per share.

In connection with, and upon the completion of, the initial public offering on March 29, 2006, 8,825,241 shares of Series A Convertible Preferred Stock were converted into 2,206,308 shares of common stock and 8,825,241 shares of Series A Redeemable Preferred Stock, and 24,185,493 shares of Series B Convertible Preferred Stock were converted into 6,046,371 shares of common stock and 24,185,493 shares of Series B Redeemable Preferred Stock.

Upon the consummation of the initial public offering, all outstanding shares of Class B common stock were converted into 357,020 shares of common stock, par value $0.01 per share, and each share of Class B Common Stock was retired.

Inclusive of an over-allotment option of 1,125,000 shares of its common stock, the Company sold 8,625,000 shares of common stock in its initial public offering at a price to the public of $17.00 per share, for net proceeds of approximately $131,800,000 after deducting the  underwriting discount and approximately $4,500,000 of offering expenses. After giving effect to this offering and the conversion transactions described above, the Company had 20,516,306 shares of common stock outstanding.

On March 29, 2006, in connection with the Company’s initial public offering, the Fourth Amended and Restated Certificate of Incorporation, which was adopted by the stockholders prior to the initial public offering, was filed with the State of Delaware. The

Company’s Certificate of Incorporation was amended to change the authorized capital stock of the Company from an aggregate of 160,000,000 shares, consisting of (a) 69,673,021 shares of preferred stock, par value $0.01 per share, consisting of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series A Redeemable Preferred Stock and Series B Redeemable Preferred Stock, (b) 80,326,979 shares of common stock, consisting of common stock and Class B common stock, and (c) 10,000,000 shares of undesignated preferred stock to a total of 160,000,000 shares of capital stock consisting of (i) 150,000,000 shares of common stock, par value $0.01 per share, and (ii) 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.

All share information has been adjusted to reflect a 1-for-4 reverse stock split of common stock and class B common stock, which was consummated on March 1, 2006.

Note 11- Related Party Transactions

On March 29, 2006 the Company paid $52,764,950 from proceeds from its IPO to redeem from investment funds affiliated with TA Associates and other preferred stockholders, including Brian L. Libman, a director of the Company, all of the shares of redeemable preferred stock outstanding immediately following the conversion of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

The Company’s Chief Executive Officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity’s audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and staffing services to this entity since 2002 and revenues aggregated approximately $0 and $402,631 for the three months ended March 31, 2006 and 2005, respectively.

CFIS has contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the three months ended March 31, 2006 and 2005 were approximately $149,797 and $154,612, respectively, and were included in service fee revenue in the condensed consolidated statements of operations. Accounts receivable from this party at March 31, 2006 and December 31, 2005, were $35,532 and $74,555, respectively.

At March 31, 2006 there was $27,000 due from a related party, representing travel related expenses and professional fees paid by the Company and later determined to be the responsibility of a former officer and current director of the Company, and a Company affiliated with him. As of May 15, 2006, there are no amounts outstanding. In addition, in January 2006 this former officer paid $34,000 to the Company for an automobile, laptop and cell phone and the Company recognized a gain of $2,718.

Until December 8, 2005, the Company had subordinated note and subordinated convertible note purchase agreements with certain stockholders of the Company. For the three months ended March 31, 2005 interest expense on these notes was $906,667. There was no interest expense on these notes in the three months ended March 31, 2006.

Note 12—Stock Options

The Company’s 2005 Stock Option and Grant Plan (“2005 Option Plan”) permitted the Company to make grants of incentive stock options, non-qualified stock options, restricted stock awards and unrestricted stock awards to officers, employees, directors, consultants and other key persons. Stock options granted under the 2005 Option Plan have a maximum term of ten years from the date of grant and incentive stock options have an exercise price of no less than the fair market value of the common stock on the date of grant. In connection with the adoption of the Company’s 2006 Option Plan, which is discussed in detail below, the board of directors determined not to grant any further awards under the 2005 Option Plan.

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company has reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award. As of March 31, 2006, 20,500 awards had been granted under the 2006 Option Plan.

Changes in options outstanding during the three months ended March 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2005	1,460,656	$4.52

Granted	20,500	17.83
Forfeited	3,125	6.80

Options outstanding, March 31, 2006	1,478,031	$4.70

Weighted average fair value of options granted for the three months ended March 31, 2006		$6.75
Options available for future grant at March 31, 2006	1,793,630

March 31, 2006
	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Remaining Contractual Life (yrs.)	Number Exercisable	Weighted Average Exercise Price
$0.98	421,375	8.66	245,827	$0.98
4.00	62,500	8.14	53,385	4.00
4.13	89,062	8.74	59,834	4.13
6.00	520,834	9.07	317,382	6.00
6.36	111,680	9.32	44,477	6.36
6.80	252,080	9.50	94,313	6.80
17.00	15,500	10.00	1,062	17.00
20.40	5,000	10.00
	1,478,031	9.00	816,280	$4.35

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R)   became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 the Company adopted SFAS No. 123(R) and believes SFAS No. 123(R) does not have a material impact on its financial statements.

The Company completed its initial public offering on March 29, 2006. According to the provisions of incentive stock option agreements between the Company and its employees, the vesting term for certain options outstanding as of the date of the IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee’s specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. Therefore on March 29, 2006 the Company recognized $611,696 of additional compensation expense from this accelerated vesting.

The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted. Prior to its initial public offering the Company utilized the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

Expected life (in years)	6.5–7.5
Risk-free interest rate	3.5–4.7%
Volatility	2.5–5.7%
Dividend	0%

For the three months ended March 31, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $715,000 and $28,000, respectively. In addition, the Company will recognize approximately $1,018,000 of expense related to these grants over the remaining vesting period of such options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. Our services include transaction management, which consists of due diligence, mortgage processing services for buyers of mortgage loans (conduit support services), professional staffing, and compliance products and services, as well as monitoring of mortgage-backed securities (credit risk management and surveillance), and specialized loan servicing services (special servicing). We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We believe that several trends support the demand for our services, including:

•                  the growth in outsourced services by capital markets firms and other major mortgage loan market participants;

•                  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry;

•                  investors’ growing demand for loan performance data; and

•                  buyers purchasing smaller pools of loans from a larger number of sellers, increasing the need for our conduit services.

Our revenue is also driven by non-agency MBS issuance and the aggregate number of non-conforming mortgage loan originations. Changes in the volume of non-agency MBS issuances and non-conforming mortgage loan originations may impact the number of loans for which we perform our services, leading to a corresponding change in gross revenue. We are increasingly utilizing our centralized underwriting facilities to perform our services which should reduce the  amount of per loan travel expenses.

We expect the non-agency MBS securitization and non-conforming mortgage loan origination markets to continue growing over the long term, although the rate of growth may be slower than in recent years. We believe there is an increasing demand for and the availability of new loan products, increased home ownership driven in part by first-time homeowners, minorities and immigrants, and increased liquidity in the non-agency MBS market. We face a number of risks in our industry and the market for our services is highly competitive. Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels and wage and salary levels. Adverse changes in any of these trends, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result over time in a reduced demand for our services and diminish our revenue. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations. Moreover, the majority of our business is generated through our largest 20 clients. The loss of one or more of these clients could adversely affect our business and results of operations. Lastly, we are dependent on our independent loan review specialists to perform our services. Our business could suffer if we are unable to recruit and retain additional qualified independent loan review specialists.

Basis of Presentation

We were formed as a Delaware corporation in March 2005, following the combination of the holding companies of each of Clayton Services and its subsidiaries, including First Madison, and CFIS, formerly The Murrayhill Company, or Murrayhill. Prior to the combination, each holding company was controlled by TA Associates. In accordance with US GAAP relating to companies under common control prior to their combination, the financial statements of the previously separate companies under common control are restated on a combined basis from the dates of their respective acquisitions by the controlling entity. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that TA Associates acquired CFIS, the first of the combined entities that were brought under common control.

Our condensed consolidated financial statements are unaudited. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in our registration statement on Form S-1 (File No. 333-129526) declared effective by the Securities and Exchange Commission on March 23, 2006, which includes audited financial statements for the year ended December 31, 2005. Results for the interim periods are not necessarily indicative of results for the full year.

Critical Accounting Policies

In preparing our financial statements in conformity with US GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, management’s forecasts and other available information, as appropriate.

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the condensed consolidated financial statements are a follows:

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

We derive most of our revenue from professional service activities. The majority of these activities are provided under “time-and-materials” billing arrangements. Revenue consisting of billed fees and pass-through expenses is recorded as work is performed and expenses are incurred. Revenue also includes expenses billed to clients, which include travel and other out-of-pocket expenses, and other reimbursable expenses.

We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenue. Revenue recognized, but not yet billed to clients, has been recorded as unbilled receivables in the Company’s condensed consolidated balance sheets.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 we adopted SFAS No. 123(R) and believe it does not have a material impact on our financial statements.

According to the provisions of incentive stock option agreements between the Company and its employees, the vesting term for certain options outstanding as of the date of the IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee’s specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. Therefore, on March 29, 2006, we  recognized $611,696 of additional compensation expense from this accelerated vesting.

Options to purchase 20,500 shares were granted in the three months ended March 31, 2006 with an average exercise price of $17.83 per share.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Our convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings (loss) per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings (loss) per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Common share equivalents of 815,542 for the three months ended March 31, 2006 were excluded from the calculation as their effect was antidilutive.

Revenue

We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, which represent a majority of our transaction management revenue, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our condensed consolidated balance sheets. For the three months ended March 31, 2006, transaction management revenue accounted for 79.5% of total revenue.

Our credit risk management, surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis. For the three months ended March 31, 2006, surveillance and special servicing services revenue accounted for 20.5% of total revenue.

For the three months ended March 31, 2006 and 2005, revenue from our largest three clients accounted for an aggregate of 33.1% and 35.2% of our total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2006 and revenue from two clients exceeded 10% of revenue for the three months ended March 31, 2005. Each of these clients is a leading global investment bank.

Cost of Services

Compensation Expense

Compensation expense consists primarily of compensation for independent loan review specialists and employees directly involved in the delivery of our services, which include our client service managers who manage our engagements. Compensation expense also includes payroll related benefits for our direct employees. The professionals we retain from a professional employment organization, including our independent loan review specialists, do not receive any Company-related benefits and are only compensated for actual hours worked. Our direct cost of operations does not include an allocation of overhead costs.

Travel and Related Expenses

Travel and related expenses consist of expenses incurred in enabling employees and independent loan review specialists to travel to clients’ sites and are comprised of airfare, hotel and car rental expenses. A majority of these expenses is either directly billed to clients or included in the per file rates charged. As such, these expenses are directly or indirectly included in our revenue.

Other Direct Costs

Other direct costs include the cost of third party mortgage loan services (primarily collateral appraisal fees), outside support for our compliance services used in connection with our loan reviews, independent loan review specialist training and miscellaneous non-billable transaction costs.

Operating Expenses

Operating expenses primarily consist of corporate overhead costs not directly associated with a specific transaction or contract, such as salaries and benefits, marketing and administrative expenses, professional fees and depreciation and amortization expenses.

In connection with becoming a public company, we expect that we will incur significant additional operating expenses such as increased audit fees, professional fees, directors and officers’ insurance costs, compensation for our board of directors, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses either were not incurred or were incurred at a lower level by us as a private company prior to our becoming a public company.

Salaries and Benefits

Salaries and benefits consist of employee compensation for those employees who are not directly billable to a particular assignment including costs of administrative, finance, human resources, technology and executive personnel.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses consist of costs such as rent and utilities, marketing, advertising and promotion expenses, non-reimbursable travel and entertainment, information technology, insurance, education, training and hiring expenses other than for independent loan review specialists and professional fees consisting of legal, accounting and other consulting fees in connection with the ongoing operation of our business including audit and Sarbanes-Oxley Act of 2002 compliance.

Depreciation and Amortization

We incur depreciation and amortization expenses for costs related to the capitalization of property and equipment and software developed for internal use on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements and assets under capital lease are amortized over the shorter of the estimated useful life of the asset or the lease term.

Treatment of Goodwill and Amortization of Intangibles

We also incur amortization expenses for costs related to the capitalization of identifiable intangible assets including customer relationships, technology and non-competition agreements.

We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill. The allocation of the purchase price to these intangible assets is based on a number of significant assumptions as determined by us and in the case of material acquisitions our independent appraisal expert, including evaluations of the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions result in the determination that the value of the goodwill and acquired intangible assets has been impaired, we could incur write-downs of goodwill or intangible assets, or changes in the estimation of useful lives of those intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

In accordance with SFAS No. 142, goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. We as a whole are considered one reporting unit. Therefore, the first step of our annual test is to compare the fair value of our shares to the carrying value of our net assets. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

Net Interest Expense

Net interest expense consists of interest paid on our debt net of interest received on our cash balances. Interest expense for the three months ended March 31, 2006 primarily consisted of interest on our $150,000,000 term loan, amortization of debt issuance costs related to the term loan and interest on our revolving line of credit. Interest expense for the three months ended March 31, 2005 primarily consisted of interest on our prior term loan, which had a balance of $37,750,000 at the start of the period, and interest on 12% subordinated and 12% senior subordinated notes issued to TA Associates and our other noteholders in connection with the acquisitions of  our predecessor and CFIS, respectively, by TA Associates. The combined balance of the 12% senior subordinated and 12% subordinated notes at the start of the period was $29,486,478. The remaining balances of the prior term loan, the 12% subordinated notes and the 12% senior subordinated notes were repaid with the proceeds from our $150,000,000 term loan on December 8, 2005.

Loss from Extinguishment of Debt

On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on the term loan and the entire $7,400,000 outstanding balance on the revolving line of credit. Due to the repayment of $70,000,000 on the term loan, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2006 and 2005

Revenue

Our revenue was $55.2 million for the three months ended March 31, 2006, an increase of $7.3 million or 15.3%, compared to revenue of $47.9 million for the three months ended March 31, 2005. The increase was primarily due to an increase in volume in our conduit support services as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton. Revenue for the three months ended March 31, 2006 included $1.3 million from Mortgage Resource Network, following the Company’s acquisition of substantially all of the assets of that business in February 2006. Due to growth in our non-loan related services and higher average revenues per loan in our core due diligence business, our total revenues per loan increased 34.1%. This increase offset a 14.0% decrease in the number of loans serviced during the quarter.

Cost of Services

Our cost of services was $38.9 million for the three months ended March 31, 2006, an increase of $6.9 million or 21.5%, compared to cost of services of $32.0 million for the three months ended March 31, 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $29.5 million for the three months ended March 31, 2006, an increase of $6.1 million or 26.1%, compared to compensation expense of $23.4 million for the three months ended March 31, 2005. The increase was primarily due to the growth in our conduit services, special servicing and consulting businesses. Compensation expense in our due diligence business also resulted in an increase in compensation expense per loan, due to increased training expenses, reduced productivity due to a quality assurance initiative, investments in product development and higher variable compensation rates.

Travel and Related Expenses. Travel and related expenses were $7.1 million for the three months ended March 31, 2006, a decrease of $0.3 million or 3.1%, compared to travel and related expenses of $7.4 million for the three months ended March 31, 2005. The decrease was primarily due to a 14.0% reduction in the number of loans serviced. Travel expenses per loan increased by 12.7% as higher average airline ticket costs offset the impact of an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs. Other direct costs were $2.3 million for the three months ended March 31, 2006, an increase of $1.0 million or 78.6%, compared to other direct costs of $1.3 million for the three months ended March 31, 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $14.3 million for the three months ended March 31, 2006, an increase of $3.4 million or 31.4%, compared to operating expenses of $10.9 million for the three months ended March 31, 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $5.4 million for the three months ended March 31, 2006, an increase of $1.3 million or 33.2%, compared to salaries and benefits of $4.1 million for the three months ended March 31, 2005. Salaries and benefits expense for the three months ended March 31, 2006 included $0.5 million of expense related to the acceleration of vesting of certain stock options as a result of the Company’s initial public offering in March 2006. The remaining increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2006, an increase of $1.5 million or 41.2%, compared to selling, general and administrative expenses of $3.4 million for the three months ended March 31, 2005. This increase was due to general increases in occupancy, advertising and promotion, non-reimbursable travel and telecommunications costs relating to growth in our business.

Depreciation and Amortization. Depreciation and amortization was $1.5 million for the three months ended March 31, 2006, an increase of $0.6 million or 76.8%, compared to depreciation and amortization of $0.9 million for the three months ended March 31, 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles. Amortization of intangibles was $2.5 million for the three month periods ended March 31, 2006 and 2005.

Interest Expense, net

Interest expense, net was $3.1 million for the three months ended March 31, 2006, an increase of $1.3 million or 69.0%, compared to interest expense, net of $1.8 million for the three months ended March 31, 2005. This increase was due to increased borrowings outstanding under our credit facilities. See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the three months ended March 31, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on a term loan following our initial public offering. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Historically, we have financed our growth from cash flow from operations and bank borrowings. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement, will be sufficient to finance our current operations, planned capital expenditures and internal growth at least through the next twelve months. On March 29, 2006, we issued 8,625,000 shares of common stock, including 1,125,000 shares issued through the exercise of the underwriters’ over-allotment option, at a price of $17.00 per share through our initial public offering of common stock

On March 1, 2006, we consummated a 1-for-4 reverse stock split of our common stock and class B common stock.

Immediately prior to the completion of the offering, the following transactions occurred:

•                  all of our 357,020 outstanding shares of class B common stock converted into 357,020 shares of common stock.

•                  our series A convertible preferred stock converted into 2,206,308 shares of common stock and 8,825,241 shares of series A redeemable preferred stock.

•                  our series B convertible preferred stock converted into 6,046,371 shares of common stock and 24,185,493 shares of series B redeemable preferred stock.

Our net proceeds of $131.8 million, net of $14.8 million of offering expenses and the underwriting discount, were used to:

•                  redeem $52.8 million of redeemable preferred stock that resulted from the conversion of our Series A convertible preferred stock and Series B convertible preferred stock immediately prior to the completion of the initial public offering.

•                  repay $70.0 million owed under the senior term loan portion of our credit facility.

•                  repay $7.4 million owed under the revolving credit portion of our credit facility.

•                  fund $1.6 million of working capital.

On February 3, 2006, we acquired substantially all of the assets and assumed certain liabilities of Mortgage Resource Network for an aggregate purchase price and fees aggregating approximately $6.1 million. Working capital was used to fund the acquisition of such assets and assumed liabilities. Mortgage Resource Network is engaged in the business of providing outsourced mortgage processing and fulfillment services to the mortgage industry, including mortgage brokers, lenders and securitizers.

Our operating activities provided cash of $2.0 million in the three months ended March 31, 2006 and used cash of $3.6 million in the three months ended March 31, 2005. Cash provided from and used in operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the three months ended March 31, 2006 was generated from a net loss of $1.1 million plus $5.7 million of non cash charges less $2.6 million from a net increase in assets  primarily due to an increase in  accounts receivable and unbilled receivables. Cash used in operations for the three months ended March 31, 2005 was generated  from $1.9 million of net income plus $3.5 million of non cash charges and was negatively impacted by a net increase in assets of $9.0 million primarily from an increase in the balance of accounts receivable as a result of an increase in the amount of time receivables remained outstanding. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $9.6 million and $3.1 million in the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities in the three months ended March 31, 2006 primarily consisted of the Mortgage Resource Network acquisition and increased capital expenditures. Cash used in investing activities in the three months ended March 31, 2005 primarily consisted of capital expenditures and the acquisition of NYSIS, Inc.

Our financing activities provided cash of $8.9 million and $5.1 million in the three months ended March 31, 2006 and 2005, respectively. The principal sources of cash from financing activities in the three months ended March 31, 2006 were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above. The principal sources of cash from financing activities in the three months ended March 31, 2005 were borrowings under our prior revolving credit agreement.

Cash paid for interest expense was $2.3 million and $1.7 million in the three months ended March 31, 2006 and March 31, 2005, respectively. In the three months ended March 31, 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In the three months ended March 31, 2005, the majority of interest expense was paid on borrowings outstanding under our subordinated notes, senior subordinated notes, prior revolving line of credit and prior term loan.

Credit Agreement

On December 8, 2005, we entered into a $190.0 million senior credit facility. The credit facility provided for a $150.0 million term loan, and a revolving credit facility of $40.0 million. The credit facility also provided us with an option, subject to the consent of the lenders, to increase the revolving credit facility by $10.0 million to an aggregate of $50.0 million. We exercised the option to increase our revolving credit facility on January 11, 2006 and April 28, 2006, and amended our credit facility to increase the revolving loan facility by $5.0 million  on each date, for an aggregate revolving credit facility of $50.0 million as of April 28, 2006. Following our initial public offering in March 2006, we repaid $70.0 million outstanding under the term loan and repaid  $7.4 million outstanding under the revolving credit facility.

The credit agreement terminates on December 8, 2011. Principal repayments on the term loan of $200,500 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. As of  March 31, 2006, we were in compliance with all debt covenants. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the credit agreement bear interest at the applicable LIBOR rate plus 3.0% or Prime Rate plus 2.0%, at our option. In addition, we are required to repay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined.

At March 31, 2006, there was an outstanding balance of $80.0 million under the term loan and no outstanding balance under the revolving credit facility.

Interest Rate Cap

In September 2004, we purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on our floating-rate debt interest expense. At March 31, 2006, the notional amount of the interest rate cap agreement was $16.1 million. The terms of the interest rate cap agreement, which expires on September 30, 2006, provide that we would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of March 31, 2006.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term loans and loans payable	$80,000	$602	$2,406	$76,992	$—
Capital lease obligations	1,118	270	733	115	—
Operating lease obligations	10,457	2,096	6,772	1,114	475

Total	$91,575	$2,968	$9,911	$78,221	$475

Off-Balance-Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2005, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our  registration statement on Form S-1 (File No. 333-129526), declared effective by the Securities and Exchange Commission on March 23, 2006, which includes audited financial statements for the year ended December 31, 2005.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation and review of this Quarterly Report on Form 10-Q, our independent registered public accounting firm identified adjustments to our financial statements as part of their quarterly review procedures.  These adjustments were made prior to the issuance of our financial statements for the three months ended March 31, 2006.  Our management, with the participation of our chief executive officer and chief financial officer, and after consideration of these adjustments and in consultation with our Audit Committee and our independent registered public accounting firm, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.   Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, and after considering the results of the Quarterly Report on Form 10-Q preparation and review process, our chief executive officer and chief financial officer concluded that certain control deficiencies existed in our internal control over financial reporting as of such date, which, as discussed below, constituted a material weakness.  As a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Material Weakness in Internal Control over Financial Reporting

                A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of March 31, 2006, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP to support our financial accounting and reporting requirements. As a result, we did not maintain effective controls over the application of our accounting policies related to the timing of expense recognition sufficient to ensure such charges and expenses were accounted for in accordance with US GAAP.  If left unremediated, these control deficiencies could potentially result in misstatement of significant accounts and disclosures that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constituted a material weakness in internal control over financial reporting.

Management’s Remediation Initiatives

We are in the process of remediating the material weakness in our internal control over financial reporting described above.  We have taken or expect to take the following actions:

•

We have recently added several professionals possessing significant accounting and control expertise. These individuals will be included in the preparation and review of our periodic financial statements and evaluate transactions and accounting treatments that may give rise to additional research and control considerations.

•	We are actively recruiting to supplement our finance and accounting staff with an individual with significant public company financial reporting experience.

•

We have drafted critical accounting policies and procedures to ensure that account reconciliations and amounts recorded in our books and records are substantiated by detailed and contemporaneous documentary support. These policies and procedures include strengthened reconciliation procedures, approvals and supervisory review controls.

•	We will engage the services of external advisors, as necessary, in relation to significant accounting matters.

•

We will further train certain key personnel with responsibilities for financial and tax reporting in order to improve the quality, communication and review processes and procedures over these functions.

•	We will conduct an assessment of the accounting and finance organization in order to assess competencies and responsibilities and take corrective actions as necessary

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006, other than the material weakness described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.           Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

Adverse changes in the mortgage-backed securities, or MBS, market, the mortgage lending industry or the housing market could result in a reduced demand for our services.

Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels and wage and salary levels. Adverse changes in any of these trends, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result in a reduced demand for our services and diminish our revenues. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations.

A sustained downturn in the residential mortgage loan origination business, which is a cyclical industry currently at a historically high level, may adversely affect our business and harm our operations.

The residential mortgage lending origination business has historically been a cyclical industry. The residential mortgage lending industry experienced rapid growth from 2001 through 2005 due, in large part, to declining interest rates. During periods of rising interest rates, mortgage loan originations generally decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. An extended decrease in mortgage loan originations may lead to fewer issuances of mortgage-backed securities and, consequently, demand for our transaction management services may be materially reduced. Our historical performance may not be indicative of results that would occur in a rising interest rate environment during which our results of operations may be materially adversely affected.

The market for our services is highly competitive, and if we are not able to compete effectively, our business and results of operations may be adversely affected.

The market for our services is highly fragmented, intensely competitive and subject to rapid change. Our existing competitors, or future competitors, may have greater name recognition, larger client bases, better technology or data, easier access to data, lower priced services or greater financial, technical, personnel or other resources than we have. We compete with several providers of due diligence services, including large accounting firms and other providers focused on technology products, staffing services, surveillance and special servicing. Larger competitors with greater technical, personnel and financial resources may be better able to respond to the need for technological changes, compete for skilled professionals, build upon efficiencies based on a larger volume of loan transactions, fund internal growth and compete for market share generally. Among the ways in which we may encounter new or increased competition is the hiring or establishment by a competitor of a pool of skilled offshore workers that can provide many of the same services that we provide at substantially lower cost. Also, we may face competition from our clients if they choose to provide such services internally, as opposed to outsourcing these services to us, and from third parties who decide to expand their services, either organically or through merger or acquisition, to include some or all of the services that we provide. Increased competition could result in lower revenues and higher expenses, which could have an adverse effect on our business and results of operations.

The loss of one or more of our largest clients could adversely affect our business and results of operations.

For the three months ended March 31, 2006, revenue from our largest three clients accounted for an aggregate of 33.1% of our total revenue and revenue from one client exceeded 10% of revenue for the period. We have experienced similar levels of customer concentration in prior years. We expect that these clients will continue to account for a substantial portion of our revenue for the foreseeable future. While we have long-standing relationships with our major clients, we generally do not have long-term contracts with these or our other clients. As a result, such clients could significantly decrease or cease their business with us upon limited or no notice. Any loss of major clients or a reduction in the type or scope of services for which such clients engage us could adversely affect our business and results of operations.

Additionally, there has been, and may continue to be, substantial merger, acquisition and consolidation activity in the banking and financial services industry. The financial services industry includes many of our largest clients, and these clients may seek to diversify their service providers by utilizing our competitors to perform certain services that we provide. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. Finally, the larger banks or financial institutions resulting from mergers or consolidations could decide to internally perform some or all of the services that we currently provide or may provide in the future, and thus terminate our engagements or decrease the level or volume of services we provide. Any of these developments could have an adverse effect on our business and results of operations.

If we are inefficient in delivering services to our customers, our profit margins may decrease and we may not be able to compete effectively.

The success of our business depends on delivering high-quality services to our clients in a timely manner.  Our independent loan review specialists are a key component of our ability to deliver services.  If we do not properly manage the activities of our independent loan review specialists and we experience a decrease in their productivity, especially in connection with client engagements that are billed on a per file basis, our profit margins will be adversely affected. In order to maintain our profit margins in times of decreased productivity, we may increase the cost of our services to clients, which could result in reduced demand for our services and/or termination of client engagements with us.  A reduction in services, a premature termination of engagements or our inability to increase prices could have an adverse effect on our business and results of operations.

Clients can terminate engagements with us at any time.

A majority of our transaction management engagements are project-based. Therefore, the utilization of our independent loan review specialists depends on our ability to secure additional engagements on a continual basis. Also, if a client terminates an engagement and we are unable to re-deploy our independent loan review specialists on another engagement within a short period of time, the independent loan review specialists may seek other opportunities for their services, which would increase our labor, recruiting and training costs and could have an adverse effect on our business and results of operations.

Maintaining our professional reputation is critical to our future success, and any damage to our reputation may adversely affect our business and results of operations.

Our ability to secure new engagements and recruit and retain qualified employees and independent loan review specialists depends heavily on our strong reputation in the mortgage loan industry. Because we obtain a majority of our new engagements from existing clients, a client’s dissatisfaction with our performance could seriously impair our ability to secure new engagements from that client and its affiliates. Diminution of our business reputation for any reason could make it substantially more difficult for us to compete successfully for new engagements.

Our engagements may result in professional liability.

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have an impact on our client’s business. For example, our clients depend on us to accurately evaluate compliance with underwriting and regulatory criteria in connection with their analysis of mortgage securities. If a client incurs losses as a result of the services we provide, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay all or part of our fees. In some cases, a client may seek to recover its losses pursuant to indemnification rights. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. In addition to the costs associated with litigation and claims, the perceived exposure to professional liability may make it more expensive to obtain and maintain insurance, including errors and omissions insurance. While we have not experienced any such claims or been subject to litigation to date, any such occurrence could have an adverse effect on our business and results of operations.

If we are not able to maintain accurate, comprehensive or reliable systems and data, we could experience reduced demand for our services.

Our success depends on our clients’ confidence in the comprehensiveness, accuracy and reliability of our proprietary systems, transaction data and database of loan information. Additionally, we must continuously monitor changes to state predatory lending regulations, and update our compliance software and data accordingly. The task of establishing and maintaining accurate and reliable systems and data is a continuous, complex, multi-step process. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable or if there is an error in our systems resulting from events such as miscoding of rules or miscalculations of critical data elements, we could experience damage to our reputation or be subject to legal action, either of which could result in reduced demand for our services.

Our business could be adversely affected if we are unable to safeguard the security and privacy of the personal financial information we receive.

In connection with our loan file due diligence reviews and other consulting and advisory services that we provide to third parties relating to mortgage loans and mortgage-backed securities, we have access to personal financial information of the borrowers. This personal financial information is highly sensitive and confidential. If we or a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot assure you that these policies and safeguards are sufficient to prevent the misappropriation of confidential information or that our policies and safeguards will be deemed compliant with any existing or future federal or state laws or regulations governing privacy.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon information systems to conduct our business. As we implement our growth strategy this reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third party information systems on which we rely could significantly impede our ability to operate our business. Although such failures, interruptions or breaches have not occurred in the past, we cannot assure you that one will not happen in the future, or if they do occur that we or the third parties on which we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data systems interruptions, but we have not instituted fully redundant systems. If we do not build and maintain redundant systems for our data, current clients may terminate their engagements with us and potential clients may utilize one of our competitors for their service needs. The occurrence of any failure, interruption or breach could significantly harm our business. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause clients to terminate their relationships with us.

Stephen M. Lamando, our founder, recently resigned, which may adversely impact our business.

Mr. Lamando resigned as our President, effective December 31, 2005, to pursue personal interests. Mr. Lamando’s resignation may adversely affect our ability to execute our business strategy, manage our growth or compete effectively. Mr. Lamando will continue to serve as a director.

If we lose the services of any additional key executive officers, we may not be able to execute our business strategy, manage our growth or compete effectively.

Our future success depends in large part on the continued service of our key executive officers, including Frank P. Filipps, our President and Chief Executive Officer, and Frederick C. Herbst, our Chief Financial Officer. Although we have employment and non-competition agreements with these executive officers, these individuals may nevertheless leave us. We cannot assure you that these executive officers can be replaced with equally skilled and experienced professionals. Because these executive officers would be difficult to replace, the loss of their services could have an adverse effect on our business and results of operations.

Our business could suffer if we are unable to recruit and retain qualified independent loan review specialists.

Our business requires us to continually recruit and retain highly qualified and experienced independent loan review specialists to perform due diligence and transaction related services. Our failure to recruit and retain a significant number of qualified independent loan review specialists could limit our ability to accept or complete engagements and adversely affect our business and results of operations. We face significant competition for these specialists from our direct competitors as well as other companies that seek highly qualified, highly educated candidates. Additionally, our competitors currently solicit and may hire our independent loan review specialists after they have completed our thorough training program. Competition for these independent loan review specialists may increase labor and training costs, which could have an adverse effect on our business and results of operations.

Efforts to expand our product offerings beyond our current markets may not succeed.

We have focused on selling our services primarily in the residential non-agency MBS market. Although we currently offer services for other consumer and commercial loan types and related securities, we may expand further into these and other asset classes. Efforts to expand our product offerings beyond the principal market that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to developing new product offerings, which could have a material adverse effect on our business and results of operations. Moreover, efforts to expand beyond our existing markets may not result in the creation of new products that achieve market acceptance, create additional revenues or become profitable.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

We intend to consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities that would expand our service offerings, increase our market share or offer access to other asset classes that we do not currently serve. We have limited experience in completing acquisitions of other businesses. If we do acquire other businesses, we may not be able to successfully integrate these businesses with our own and we may be unable to maintain our standards, controls and policies. We may fail in our attempt to integrate acquired companies and businesses in such a way that we can realize cross-selling opportunities and other synergies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from our business operations. Through acquisitions, we may enter areas in which we have no or limited experience, and an acquisition may be unsuccessful in accomplishing the intended benefits of the transaction. Moreover, any acquisition may result in substantial transaction-related expenses, a potentially dilutive issuance of equity securities, the incurrence of debt or amortization of expenses and related intangible assets, all of which could have an adverse effect on our business and results of operations.

We may not be able to manage our growth or meet marketplace demands effectively.

We have expanded significantly in the last few years and intend to maintain our focus on growth. However, our growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we may need to:

•                  expand and enhance our administrative infrastructure;

•                  continue to improve our management, financial and information systems and controls; and

•                  recruit, train, manage and retain our employees and our independent loan review specialists effectively.

Continued growth could place a strain on our management, operations and financial resources. In addition, this growth may adversely affect our ability to service the demands of our clients or the quality of services we provide. If we are unable to meet these demands, our competitors may be able to gain a greater market share in the transaction management and credit risk surveillance services market generally, as well as gain a greater share of our clients’ business. We cannot assure you that our infrastructure, operational, financial and management controls, reporting systems and procedures, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. Our expected additional headcount and capital investments will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we cannot manage our growth effectively, our business and results of operations may be adversely affected.

Changes in the regulation of our business and our failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

Our business is subject to various federal, state and local laws and regulations. Proposals for further regulation and changes in existing regulation that affect our business are regularly being introduced and passed in state legislatures and the U.S. Congress. Proposals that are now receiving a great deal of attention include consumer protection initiatives relating to privacy and security of customer information, and predatory lending regulations. It is possible that one or more other legislative proposals or regulatory changes may be adopted that would have an adverse effect on our business. For example, any changes to the current predatory lending regulations may increase our costs in connection with updating and conforming our High Cost Analyzer compliance application, or, conversely, reduce demand for our compliance related services. Our failure to comply with these laws and regulations could harm our client relationships or our reputation, inhibit our ability to obtain new engagements, and expose us to class action lawsuits, breach of contract claims, and governmental proceedings, all of which could have an adverse effect on our business and results of operations.

Third parties may claim we are infringing their intellectual property rights, or may infringe upon or design around our intellectual property rights.

Our competitive position depends largely upon our proprietary products, processes and services. Third parties, however, may claim that we or our products, systems or operations infringe their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some aspects of our technology, products or services. Any litigation regarding trademarks, copyrights or other intellectual property rights could be costly and time consuming, and divert our management and key personnel from operating our business. If any third party has a meritorious or successful claim that we are infringing their intellectual property rights, we may be forced to change our products or services or to compensate such third parties, which may be costly or impractical. While we have not experienced any material claims or been subject to litigation to date, any such occurrence could have an adverse effect on our business and results of operations.

Our success and competitive position depend in part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We have received federal trademark registrations for CLAYTON and BEYOND DILIGENT, and have filed federal trademark applications to help protect certain trademarks that we use in conjunction with our business, including HIGH COST ANALYZER, HIGH COST FOCUS, CLAS, GREEN MACHINE, MASTEREPORTER and our Clayton logo. Our pending applications may not be registered by the U.S. Patent and Trademark Office, and third parties may challenge the validity or scope of the trademark applications or registrations. Despite our proprietary rights, there can be no assurance that others will not develop similar products, duplicate our products or design around our products.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

We have entered into a senior loan agreement providing for a $150.0 million term loan and a $50.0 million revolving line of credit. Among other things, this senior loan agreement restricts our ability to:

•                  incur or guaranty additional indebtedness;

•                  make capital expenditures;

•                  create liens;

•                  enter into transactions with affiliates;

•                  make loans or investments;

•                  sell assets;

•                  pay dividends or make distributions on, or repurchase, our stock; or

•                  consolidate or merge with other entities.

In addition, our senior credit facility requires us to maintain specified financial covenants, which we have complied with as of March 31, 2006. The operating and financial restrictions and covenants in this credit facility, as well as any future financing agreements, may restrict our ability to finance our operations, engage in business activities or expand or pursue our business strategies. Our ability to comply with our obligations under the credit facility may be affected by events beyond our control. We may not be able to meet those obligations. A breach of any of our obligations under the credit facility could result in a default, cause any future indebtedness under the revolving line of credit that may be outstanding to become immediately due and payable, and terminate all commitments to extend further credit. We cannot assure you that we will have sufficient assets to repay our credit facility upon any default. If we were unable to repay any outstanding indebtedness, the bank could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, including certain intellectual property, as collateral under the credit facility.

We have begun to, and will in the future, incur significant increased costs as a result of our beginning to operate as a public company, and our management will be required to devote substantial time and expense to various compliance issues.

We became a publicly traded company on March 24, 2006. As a result of becoming a publicly-traded company, we have begun to, and will in the future, incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, along with rules promulgated by the SEC and the Nasdaq National Market, the market on which our stock trades, have imposed significant new requirements on public companies, including many changes involving corporate governance. Management and other company personnel have already begun, and will be required to continue, to devote a substantial amount of time to ensuring our compliance with these regulations. Accordingly, our legal and accounting expenses will significantly increase, and certain corporate actions will become more time-consuming and costly. For example, these regulations may make it more difficult to attract and retain qualified members of our board of directors and various corporate committees, and obtaining director and officer liability insurance will be more expensive.

If we are unable to effectively and efficiently implement the necessary initiatives to eliminate the material weakness identified in our internal control over financial reporting, or if we have other material weaknesses in our internal control over financial reporting, there could be an adverse effect on our financial reporting.

In connection with the preparation and review of this Quarterly Report on Form 10-Q, our independent registered public accounting firm identified adjustments to our financial statements as part of their quarterly review procedures.  These adjustments were made prior to the issuance of our financial statements for the three months ended March 31, 2006.  As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, and after consideration of these adjustments and in consultation with our Audit Committee and our independent registered public accounting firm, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q.  In connection with this evaluation, our chief executive officer and chief financial officer, after considering the results of the Quarterly Report on Form 10-Q preparation and review process, determined that certain control deficiencies existed in our internal control over financial reporting as of March 31, 2006, which, constituted a material weakness.  Notwithstanding this material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with US GAAP.

We have commenced several remediation initiatives, which we are continuing to pursue, in an effort to remediate this material weakness. For more information regarding the material weakness identified by management in our internal control over financial reporting, and our remediation efforts to cure such weakness, please see “Part I, Item 4. Controls and Procedures” above.  If we cannot remediate our existing material weakness or produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

Our auditors identified several significant deficiencies during their audits of the fiscal periods 2003, 2004 and 2005. In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and the failure to do so could adversely affect our ability to provide timely and accurate financial statements.

In connection with the preparation of our year end audited financials statements for fiscal 2003, 2004 and 2005, our independent auditors identified several deficiencies in our internal control over financial reporting. Certain of these were matters that could, in our auditor’s judgment, adversely affect our ability to record, process, summarize and report financial data, and were “significant deficiencies” pursuant to Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board. The comments and recommendations provided by our auditors in 2005 included, but were not limited to:  the need to augment financial reporting staffing in connection with the preparation of consolidated financial statements on a timely basis; the need to implement stricter control procedures regarding internal capitalization expenses and accounting for employment and personnel agreements; the need to implement appropriate security measures with respect to access to our internal software applications; the need to segregate duties in key information technology functions so that individuals are limited in their ability to improperly impact our software, and create a change management policy to insure data integrity and control of our proprietary software; the need to improve control procedures with respect to internal access to client files; and the need for enhanced monitoring and oversight of our tax function.

In prior years, our auditors recommended that we improve documentation of our client engagements so that key terms for engagements with clients are documented in writing; create policies and procedures to strengthen our accounts receivable function in order to more efficiently bill customers and apply customer payments appropriately; maintain contemporaneous documentation to support our books and records; segregate duties in key accounting functions so that individuals are limited in their ability to improperly impact our accounting records, including with respect to information technology access; and implement appropriate security measures with respect to the preparation of financial statements.

If the significant deficiencies identified by our auditors are left unremediated, they could materially adversely affect our business and results of operations. For example, the auditors noted a significant deficiency regarding the documentation and recordkeeping of certain of our internal projects that are eligible for capitalization. Inadequate documentation or recordkeeping could result in erroneous payroll and accounting records. Additionally, our auditors noted a significant deficiency with respect to segregation of duties in our information technology department, as well as a significant deficiency with respect to inadequate control over financial reporting software. The effect of such deficiencies could materially harm our internal accounting, since multiple accounting personnel would have access to our accounting system, and potentially impair the integrity of our accounting and reporting. Our auditors noted a significant deficiency with respect to our tax recordkeeping and documentation. If this deficiency is not addressed, we may face penalties from state and federal tax authorities for underpayment, and our financial statements may not properly reflect all taxes incurred. Our auditors noted a significant deficiency with respect to our change management processes. Failure to address weak change management procedures may result in improper access to our source code for our proprietary software, which may impair certain software critical to our clients. Finally, our auditors identified a deficiency with respect to our ability to prepare financial statements on a timely basis. If we are unable to prepare our financial statements on time, it may adversely affect our business and compliance with SEC reporting obligations.

All remediation actions taken by management subsequent to December 31, 2005 will be subject to the consideration of our auditors during the audit of our financial statements as of and for the year ending December 31, 2006. Although we believe we have made substantial progress in addressing the areas identified by our auditors as needing improvement, there are no assurances that these matters will have been sufficiently addressed in the opinion of our independent auditors or that other deficiencies will not be identified in connection with their next audit of our financial statements.

Continued improvement of our internal controls and procedures will be required in order for us to manage future growth successfully and operate effectively as a public company. The continued improvement of our internal controls, as well as compliance with the Sarbanes Oxley Act of 2002 and related requirements, is, and will continue to be, costly and will place a significant burden on management. We have had only limited operating experience with the improvements we have made. We cannot assure you that the measures we have taken or any future measures will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls could result in delays or inaccuracies in reporting financial information, or non compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and results of operations.

Risks Related to the Common Stock and Our Capital Structure

There is a limited history of a trading market for our common stock, and the market price of our common stock may be highly volatile or may decline regardless of our operating performance.

There has only been a public market for our common stock since the completion of our initial public offering in late March 2006. The trading market in our common stock may be volatile. The market prices of the securities of newly public companies have been volatile, and have been known to decline rapidly. Broad market and industry conditions and trends may cause fluctuations in the market price of our common stock, regardless of our actual operating performance.

Future sales of our shares could adversely affect the market price of our common stock.

Our stockholders that held our stock prior to our initial public offering now hold approximately 58.0% of our outstanding shares of common stock. These stockholders will not be contractually prohibited from selling these shares following the 180-day lock-up period following our initial public offering, which expires on September 19, 2006, subject to certain extensions. Stockholders may sell these shares earlier if consented to by the underwriters of our initial public offering. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Substantially all of the holders of our common stock prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement and we are required to file an additional registration statement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of an additional registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.

Our directors and certain significant stockholders  exercise significant control over Clayton.

Our directors, and significant stockholders and their affiliates, including TA Associates and Stephen M. Lamando, collectively control approximately 48.6% of our outstanding common stock. Investment funds affiliated with TA Associates hold an aggregate of

40.4% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Clayton and might affect the market price of our common stock.

We may require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•                  take advantage of expansion opportunities;

•                  acquire complementary businesses or technologies;

•                  develop new services and products; or

•                  respond to competitive pressures.

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our growth strategy.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

Our certificate of incorporation and by-laws contain provisions that may make the acquisition of Clayton more difficult without the approval of our board of directors, including the following:

•                  our board of directors is divided into three classes serving staggered three-year terms;

•                  only our board of directors may call special meetings of our stockholders;

•                  our stockholders may take action only at a meeting of our stockholders and not by written consent;

•                  we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•                  stockholder approval of amendments of our certificate of incorporation or by-laws require a vote of 75% of our outstanding shares;

•                  vacancies on the board of directors may be filled only by the directors;

•                  our directors may be removed only for cause by the affirmative vote of the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•                  we require advance notice for stockholder proposals.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of Clayton. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interests.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder absent prior approval of our board of directors. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Not applicable.

(b)                                 On March 23, 2006, our registration statement on Form S-1 (Registration No. 333-129526) was declared effective for our initial public offering, pursuant to which we offered and sold 8,625,000 shares of common stock, which included 1,125,000 shares sold in connection with the underwriters’ exercise of their over-allotment option described below, at an initial public offering price of $17.00 per share. The underwriters exercised their over-allotment option to purchase the additional 1,125,000 common shares at the initial public offering price of $17.00 per share on March 27, 2006. The offering, including the underwriters’ over-allotment option,  closed on March 29, 2006 and, after the sale of all securities registered, including the underwriters’ over-allotment option shares, we received net proceeds of approximately $136.4 million (after underwriters’ discounts of  $10.3 million). The underwriters of the offering were William Blair & Company, L.L.C., Piper Jaffray & Co., SunTrust Capital Markets, Inc., JMP Securities LLC and America’s Growth Capital, LLC. We incurred estimated offering related expenses of approximately $4.5 million, of which approximately $2.3 million were paid prior to the closing of the initial public offering. These offering related expenses, together with the underwriters’ discount, totaled approximately $14.8 million in estimated expenses related to the offering, and resulted in net proceeds to us of approximately $131.8 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities.

Upon the closing of the offering, we immediately repaid approximately $52.8 million to investment funds affiliated with TA Associates, Inc. and our other preferred stockholders, including Brian L. Libman, a director of the Company, to redeem all of the shares of redeemable preferred stock that were issued and outstanding immediately following the conversion of our series A convertible preferred stock and series B convertible preferred stock. The conversion of the series A convertible preferred stock and series B convertible preferred stock occurred upon the closing of the initial public offering. Investment funds affiliated with TA Associates, Inc. received approximately $51.4 million of the $52.8 million upon the redemption of the redeemable preferred stock. Mr. Libman received approximately $0.9 million upon the redemption of the redeemable preferred stock. We also repaid $70.0 million of the $150.0 million owed under the term loan portion of our senior credit facility with BNP Paribas, and the entire $7.4 million owed under the revolving credit portion of our senior credit facility with BNP Paribas. We intend to use remaining $1.6 million of the net proceeds for general corporate purposes, including working capital and possible acquisitions and investments. We currently have no agreements or commitments with respect to any acquisitions or investments and we do not currently have any acquisitions or investments planned. Pending specific application of our net proceeds, we plan to invest our net proceeds in government securities and other short-term, investment-grade, marketable securities.

(c)                                  Not applicable.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On February 3, 2006, the holders of our convertible preferred stock took action by written consent to approve our acquisition of Mortgage Resource Network. A total of 8,059,710 shares of our preferred stock (on an as-converted to common stock and split-adjusted basis) voted in favor of the matters contained in the consent, and there were no votes against and no abstentions.

On February 28, 2006, we sent a written consent to our stockholders requesting the approval of a one-for-four reverse stock split of our common stock and class B common stock and to approve a certificate of amendment to our Second Amended and Restated Certificate of Incorporation effecting such stock split. A total of 8,283,227 shares of our stock (on an as-converted to common stock and split-adjusted basis) voted in favor of these matters, and there were no votes against and no abstentions.

On March 8, 2006, we sent a written consent to our stockholders requesting approval of the following matters in connection with our proposed initial public offering: (i) the approval of our Third Amended and Restated Certificate of Incorporation to provide for certain takeover protection and corporate governance measures, to be effective immediately prior to the pricing of the initial public offering; (ii) the approval of our Fourth Amended and Restated Certificate of Incorporation to provide for changes to our capital stock structure, to be effective immediately prior to the closing of the initial public offering; (iii) the election of Margaret Sue Ellis, Frank Filipps and Stephen Lamando, to serve as Class I directors until the date of the annual meeting of stockholders in 2006 or until his or her earlier death, resignation or removal; (iv) the election of Brian Libman and Todd Crockett to serve as Class II directors until the date of the annual meeting of stockholders in 2007 or until his earlier death, resignation or removal; (v) the election of Roger Kafker and Frank Raiter to serve as Class III directors until the date of the annual meeting of stockholders in 2008 or until his earlier death, resignation or removal; (vi) the amendment and restatement of our by-laws to provide for certain changes consistent with our becoming a public company; (vii) the form of indemnification agreement for directors and executive officers of the Company; and (viii) the adoption of our 2006 Stock Option and Incentive Plan. All such actions were effected pursuant to an action by unanimous written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAYTON HOLDINGS, INC.

Date: May 15, 2006	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.