Form 10-Q
period 2006-06-30
CLAYTON HOLDINGS INC
filed 2006-08-14
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

20,533,832 shares of Common Stock, par value $0.01 per share, outstanding as of August 2, 2006.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,155,491	$7,208,875
Cash held in escrow	603,247	—
Restricted cash	26,201,042	4,966,839
Accounts receivable, net of allowance for doubtful accounts of $126,076 and $72,264	39,005,359	37,205,223
Unbilled receivables	16,723,630	14,925,988
Prepaid expenses and other current assets	3,088,624	3,942,676
Prepaid income taxes	3,640,006	3,730,970
Deferred tax assets	237,787	165,566
Due from affiliated entities	—	23,434
Total current assets	100,655,186	72,169,571

Property and equipment, net	21,247,011	18,175,717
Goodwill	74,351,639	69,843,468
Intangible assets, net	80,442,171	84,739,774
Other assets, net	1,882,734	2,576,827

Total assets	$278,578,741	$247,505,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Long term debt and capital lease obligations, current portion	$1,086,944	$1,639,411
Accounts payable and accrued expenses	17,251,516	18,842,078
Servicer escrow liability	26,201,042	4,966,839
Total current liabilities	44,539,502	25,448,328

Long-term debt and capital lease obligations, net of current portion	79,587,938	148,777,172
Deferred tax liabilities	3,413,408	3,381,001
Deferred revenue	118,319	217,888
Deferred rent	1,034,388	1,013,687

Total liabilities	128,693,555	178,838,076

Commitments and contingencies

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of June 30, 2006; 8,825,241 shares authorized, issued and outstanding as of December 31, 2005	—	12,258,319
Series B convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of June 30, 2006; 24,185,493 shares authorized, issued and outstanding as of December 31, 2005	—	43,866,683
Stockholders’ equity
Common stock, par value $0.01 per share, 150,000,000 and 60,000,000 shares authorized and 20,526,849 and 3,281,607 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	205,268	32,816
Class B common stock, par value $0.01 per share, no shares authorized, issued and outstanding as of June 30, 2006; 357,020 shares authorized, issued and outstanding as of December 31, 2005	—	3,570
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2006	—	—
Additional paid in capital	140,015,553	4,115,827
Retained earnings	9,664,365	8,390,066
Total stockholders’ equity	149,885,186	12,542,279
Total liabilities and stockholders’ equity	$278,578,741	$247,505,357

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended June 30:		For the six months ended June 30:
	2006	2005	2006	2005

Revenue	$61,804,034	$49,274,882	$117,031,647	$97,170,559

Cost of services
Compensation expense	31,268,683	23,472,481	60,732,450	46,840,581
Travel and related expenses	6,753,221	7,114,991	13,879,787	14,469,059
Other direct costs	3,040,319	1,052,995	5,384,618	2,365,355
Total cost of services	41,062,223	31,640,467	79,996,855	63,674,995

Gross profit	20,741,811	17,634,415	37,034,792	33,495,564

Operating expenses
Salaries and benefits	5,658,190	5,227,154	11,030,218	9,282,144
Other selling, general and administrative expenses	5,002,099	4,946,720	9,884,722	8,386,013
Depreciation and amortization	1,960,929	1,080,833	3,499,256	1,950,622
Amortization of intangibles	2,601,577	2,546,661	5,143,429	5,093,661
Total operating expenses	15,222,795	13,801,368	29,557,625	24,712,440

Income from operations	5,519,016	3,833,047	7,477,167	8,783,124

Interest expense, net	1,675,325	2,008,914	4,745,609	3,826,132
Loss from extinguishment of debt	—	—	746,002	—

Income before provision for income taxes	3,843,691	1,824,133	1,985,556	4,956,992

Income tax expense	1,492,233	735,748	711,257	1,977,944

Net income	$2,351,458	$1,088,385	$1,274,299	$2,979,048

Earnings per share:
Basic	$0.11	$0.09	$0.08	$0.25
Diluted	$0.11	$0.09	$0.07	$0.24

Weighted average shares outstanding:
Basic	20,522,449	11,887,403	16,373,676	11,887,045
Diluted	21,522,106	12,289,073	17,302,704	12,266,843

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of shares		Value
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional paid in capital	Retained Earnings	Total

Balance, December 31, 2005	3,281,607	357,020	$32,816	$3,570	$4,115,827	$8,390,066	$12,542,279

Issuance of common stock	8,625,000	—	86,250	—	131,742,994	—	131,829,244

Conversion of convertible preferred stock to redeemable preferred stock and redemption of redeemable preferred stock, net	8,252,679	—	82,527	—	3,277,523	—	3,360,050

Conversion of series B common stock	357,020	(357,020)	3,570	(3,570)	—	—

Stock based compensation	—	—	—	—	853,314	—	853,314

Exercise of Stock options	10,543	—	105	—	25,895	—	26,000

Net income for the six months ended June 30, 2006	—	—	—	—	—	1,274,299	1,274,299

Balance, June 30, 2006	20,526,849	—	$205,268	$—	$140,015,553	$9,664,365	$149,885,186

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30:
	2006	2005

Cash flows from operating activities
Net income	$1,274,299	$2,979,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,499,256	1,950,622
Amortization of intangibles	5,143,429	5,093,661
Amortization of debt issuance cost	187,488	300,559
Accretion of note	—	46,342
Loss from extinguishment of debt	746,002	—
Stock based compensation	853,314	77,867
Deferred income taxes	(39,814)	(869,268)
(Gain) loss on sale of fixed assets	(2,095)	93,499
Provision for doubtful accounts	208,962	225,190
Changes in operating assets and liabilities, net of business combinations
Accounts receivable	(1,220,074)	(13,997,007)
Unbilled receivables	(1,797,642)	1,586,329
Prepaid expenses and other current assets	869,469	234,320
Prepaid income taxes	90,964	(437,989)
Due to an affiliated entity	23,434	44,803
Other assets, net	(89,253)	—
Accounts payable and accrued expenses	(1,492,376)	(2,712,009)
Deferred revenue	(828,119)	125,000
Deferred rent	20,701	220,895
Net cash provided by (used in) operating activities	7,447,945	(5,038,138)

Cash flows from investing activities
Proceeds from sale of fixed assets	35,000	7,465
Capital expenditures	(5,431,493)	(4,983,922)
Acquisition of businesses	(6,120,010)	(825,326)
Cash held in escrow from acquisition of businesses inclusive of interest earned	(603,247)	—
Net cash used in investing activities	(12,119,750)	(5,801,783)

Cash flows from financing activities
Proceeds from revolving credit facility	7,400,000	17,550,000
Repayments of revolving credit facility	(7,400,000)	(7,500,000)
Repayments of loans payable	—	(75,166)
Repayments of capital lease obligations	(147,214)	(65,871)
Repayment of term loan	(70,200,501)	(2,250,000)
Deferred charges related to the issuance of debt	(124,158)	—
Proceeds from issuance of common stock upon initial public offering	146,625,000	—
Underwriting commisssions and offering expenses	(14,795,756)
Redemption of convertible preferred stock	(52,764,950)
Proceeds from the exercise of stock options	26,000	8,466
Distributions to stockholders	—	(4,000,000)
Net cash provided by financing activities	8,618,421	3,667,429

Net increase (decrease) in cash and cash equivalents	3,946,616	(7,172,492)

Cash and cash equivalents at the beginning of the period	7,208,875	12,450,147

Cash and cash equivalents at the end of the period	$11,155,491	$5,277,655

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the six months ended June 30:
	2006	2005

Supplementary disclosures of cash flow information:
Cash paid during the period for

Income taxes	$661,418	$3,255,264

Interest	$4,209,919	$2,819,637

Other noncash investing and financing activities:
Assets acquired under capital lease	$581,244	$187,050
Liabilities assumed from acquisitions	$1,013,143	$401,664

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization, Description of Business and Basis of Presentation

Clayton Holdings, Inc. (collectively with its wholly owned subsidiaries, the “Company”) was formed on March 31, 2005 as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. (“GRP”), a Delaware corporation, and TMHC Holdings, Inc. (“TMHC”), a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. (“CSI”) and First Madison Services, Inc. (“FMS”) from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as “The Murrayhill Company” (“CFIS”), from an unrelated party on May 24, 2004. Each holding company was controlled by TA Associates (“TA”) prior to the combination. In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods they were under common control are restated on a combined basis. The Company’s consolidated financial statements include the results of GRP and TMHC beginning from the date of acquisition of a controlling interest by TA, which were August 2, 2004 and May 24, 2004, respectively.

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

Initial Public Offering of Common Stock

On March 29, 2006, the Company sold 8,625,000 shares, inclusive of an over-allotment option of 1,125,000 shares, of its common stock in an initial public offering (“IPO”) of common stock at a price to the public of $17.00 per share, for net proceeds of approximately $131,800,000 after deducting the underwriting discount and approximately $4,500,000 of offering expenses. The Company used approximately $130,200,000 of the proceeds to pay down indebtedness and to redeem all outstanding shares of redeemable preferred stock, which were issued upon the conversion of the Company’s convertible preferred stock. The Company used the remaining approximately $1,600,000 for general corporate purposes. After giving effect to this offering, the Company had 20,516,306 shares of common stock outstanding.

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

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in other assets, net in the accompanying condensed consolidated balance sheets. As a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. A loss on extinguishment of $746,002 reflecting this write off was reflected in the statement of income for the six months ended June 30, 2006. Unamortized deferred financing costs at June 30, 2006 and December 31, 2005 were $1,544,767 and

$2,354,099, respectively, and are included on the accompanying consolidated balance sheets in other assets, net.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

The Company derives most of its revenues from professional service activities.  Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material.  For the three months ended June 30, 2006 and 2005, pass-through expenses included in revenues were $6,753,221 and $7,114,991, respectively.    For the six months ended June 30, 2006 and 2005, pass-through expenses included in revenues were $13,879,787 and $14,469,059, respectively.

The Company records provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying condensed consolidated balance sheets.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006, the Company adopted SFAS No. 123(R) and SFAS No. 123(R) does not have a material impact on its financial statements.

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

Concentration of Credit Risk and Significant Customers

At June 30, 2006, 17.2% and 14.1% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively. At December 31, 2005, 30.1% and 25.5% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively.

For the three months ended June 30, 2006 and 2005, revenue from the Company’s large three clients accounted for an aggregate of 33.2% and 38.6% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the three months ended June 30, 2006 and revenue from three clients exceeded 10% of revenue for the three months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, revenue from the Company’s largest three clients accounted for an aggregate of 33.2% and 36.8% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the six months ended June 30, 2006 and revenue from three clients exceeded 10% of revenue for the six months ended June 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.  At June 30, 2006, outstanding options to purchase 28,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2006, respectively.  At June 30, 2005, outstanding options to purchase 520,833 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2005.   These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the three and six months ended June 30, 2006 and 2005:

	For the three months ended		For the three months ended
	June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$2,351,458	$2,351,458	$1,088,385	$1,088,385

Weighted average number of common shares outstanding	20,522,449	20,522,449	11,887,403	11,887,403

Dilutive effect of stock options		999,657		401,670

Total weighted average number of common shares outstanding	20,522,449	21,522,106	11,887,403	12,289,073

Earnings per share	$0.11	$0.11	$0.09	$0.09

	For the six months ended		For the six months ended
	June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$1,274,299	$1,274,299	$2,979,048	$2,979,048

Weighted average number of common shares outstanding	16,373,676	16,373,676	11,887,045	11,887,045
Dilutive effect of stock options		929,028		379,798

Total weighted average number of common shares outstanding	16,373,676	17,302,704	11,887,045	12,266,843

Earnings per share	$0.08	$0.07	$0.25	$0.24

Adoption of New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Note 3—Business Acquisitions

Asset Purchase from M R Network I, Ltd.

On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (formerly d/b/a Mortgage Resource Network and currently d/b/a Clayton Lender Solutions,  Inc.) for an estimated aggregate purchase price of $6,120,010, pending a final closing balance sheet. The asset purchase agreement provided for a 60-day period subsequent to the closing date to provide a closing balance sheet which will be used to determine final fair market values. The agreement also established two escrow accounts aggregating $600,000 which are reflected in the accompanying condensed consolidated balance sheet, including accumulated interest, at June 30, 2006 as cash held in escrow. Of this amount, $350,000 of this escrow is held against any claims the Company may have for indemnification or a working capital shortfall upon preparation of the final closing balance sheet. The 60-day period to reach agreement on the final closing balance sheet was extended so that the Company can better evaluate the fair value of assets acquired. The remaining $250,000 of the escrow will be retained by the Company if the Company is not able to execute a new services agreement with a primary Clayton Lender Solutions,  Inc. client before August 3, 2007. In July, 2006, an additional escrow account in the amount of $392,842 was established by the former principal owners of M R Network I, Ltd.  This amount will be retained by the Company if the Company is not able to collect certain accounts receivable balances included in the assets acquired by the Company.  This acquisition has not been presented on a pro forma basis because it is not deemed to be material.

Pending the final agreement as to the closing balance sheet the purchase price was preliminarily allocated as follows:

Accounts receivable	$789,024
Prepaid expenses	15,417
Property and equipment	949,555

Goodwill	4,508,171
Intangible assets - customer relationships	771,000
Intangible assets - noncompetition agreement	74,000
Deposit	25,986
Liabilities assumed	(1,013,143)
$6,120,010

Note 4—Cash, Cash Equivalents and Restricted Cash

At June 30, 2006 and December 31, 2005, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 and December 31, 2005, the cash balances exceeded $100,000 by $32,607,422 and $13,447,318, respectively, including restricted cash.

At June 30, 2006 and December 31, 2005, the Company maintained restricted cash balances of $26,201,042 and $4,966,839, respectively. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following:

	June 30, 2006	December 31, 2005

Computer and office equipment	$8,883,337	$6,526,737
Software	16,080,937	8,100,020
Furniture and fixtures	3,269,560	2,926,452
Leasehold improvements	1,651,676	1,391,952
Website	280,317	280,317
Automobiles	112,336	171,395
	30,278,163	19,396,873
Less accumulated depreciation and amortization	9,590,961	6,117,862
	20,687,202	13,279,011
Software under development	559,809	4,896,706
	$21,247,011	$18,175,717

Included in software at June 30, 2006 and December 31, 2005, is $9,622,153 and $3,189,915, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

For the three months ended June 30, 2006 and 2005 depreciation and amortization expense charged to operations was $1,960,929 and $1,080,833, respectively. For the six months ended June 30, 2006 and 2005 depreciation and amortization expense charged to operations was $3,499,256 and $1,950,622, respectively.

Note 6—Goodwill and Other Intangible Assets

As of June 30, 2006 and December 31, 2005, intangible assets not subject to amortization consist of goodwill of $74,351,639 and $69,843,468, respectively, and trade names and trademarks of $15,504,917 and $15,504,338, respectively.

At June 30, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$3,875,926	$32,524,074
Staffing services	4,300,000	824,167	3,475,833
Portfolio management	11,485,600	2,429,375	9,056,225
Client backlog	2,146,200	903,480	1,242,720
Technology	26,842,900	10,404,296	16,438,604
Noncompetition agreements	3,568,950	1,384,753	2,184,197
Patent	20,451	4,850	15,601
	$84,764,101	$19,826,847	$64,937,254

At December 31, 2005, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$2,864,815	$33,535,185
Staffing services	4,300,000	609,167	3,690,833
Portfolio management	10,714,600	1,776,817	8,937,783
Client backlog	2,146,200	688,861	1,457,339
Technology	26,842,900	7,720,006	19,122,894
Noncompetition agreements	3,494,950	1,022,292	2,472,658
Patent	20,204	1,460	18,744
	$83,918,854	$14,683,418	$69,235,436

Amortization expense for the three months ended June 30, 2006 and 2005 was $2,601,577 and $2,546,661, respectively.  Amortization expense for the six months ended June 30, 2006 and 2005 was $5,143,429 and $5,093,661, respectively.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2006	December 31, 2005
Term loans	$79,799,499	$150,000,000

Capital lease obligations	875,383	416,583

Total long-term debt	80,674,882	150,416,583
Less current portion	1,086,944	1,639,411

Long-term debt, net of current portion	$79,587,938	$148,777,172

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

After the Company’s initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. The first $375,000 of the $70,000,000 term loan payment was applied against the principal payment due on March 31, 2006 and future principal repayments were recalculated pro rata based on the remaining balance. Therefore, scheduled quarterly payments of the term loan through December 31, 2010 were reduced from $375,000 to $200,501 with the remaining balance of $76,190,476 payable in four quarterly installments of $19,047,619 in 2011. As a result of the repayment of the term loan the Company wrote off a proportionate share of deferred financing costs associated with the term loan (see Note 2) and reflected a loss on extinguishment of $746,002 in the condensed consolidated statement of income for the six months ended June 30, 2006.

The Credit Agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, require the Company to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. Such covenants commenced effectiveness on March 31, 2006. The Company is in compliance with these covenants. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

Loans under the Credit Agreement bear interest at the applicable London interbank offer rate (“LIBOR”) plus 3.00% or Prime rate plus 2.0%, at the Company’s option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined.

At June 30, 2006 and December 31, 2005, the revolving credit facility had no outstanding balance and there was an outstanding balance of $79,799,499 and $150,000,000, respectively, under the term loan with an interest rate of 8.13% and 9.25%, respectively.

Interest Rate Cap

In September 2004, CSI purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on its floating-rate debt interest expense. The terms of the interest rate cap provide that the Company would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial notional amount was $20,000,000 and declines during the term of the agreement, which expires on September 30, 2006. As of June 30, 2006 and December 31, 2005, the notional amounts were $15,312,500 and $16,937,500, respectively. The interest rate cap does not qualify for hedge accounting under SFAS No. 133, as amended. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative are recorded as interest expense in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2005, the Company recorded $0 and $7,860, respectively, of interest expense to reflect a decline in the fair value of this asset during the respective periods.  In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero.

Capitalized Lease Obligations

At June 30, 2006, the Company leased $1,048,828 of equipment under agreements accounted for as capital leases with accumulated depreciation of $170,918. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

At December 31, 2005, the Company leased $467,584 of equipment under agreements accounted for as capital leases with accumulated depreciation of $51,597. The obligations for the equipment required the Company to make monthly payments through August 2010, with implicit interest rates from 7.06% to 19.06%.

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

For the three months ended June 30, 2006 and 2005, rent expense was approximately $984,572 and $700,047, respectively. For the six months ended June 30, 2006 and 2005, rent expense was approximately $1,895,204 and $1,393,387, respectively.

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

Inclusive of an over-allotment option of 1,125,000 shares of its common stock, the Company sold 8,625,000 shares of common stock in its initial public offering at a price to the public of $17.00 per share, for net proceeds of approximately $131,800,000 after deducting the underwriting discount and approximately $4,500,000 of offering expenses. After giving effect to this offering and the conversion transactions described above, the Company had 20,516,306 shares of common stock outstanding as of March 29, 2006.

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

At June 30, 2006, the Company had 150,000,000 shares of common stock authorized, of which 20,526,849 were issued and outstanding.

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

The Company’s Chief Executive Officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity’s audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provides due diligence and staffing services to this entity and revenues aggregated $177,137 and $579,768 for the three and six month periods ended June 30,  2005, respectively.  The Company received no revenues from this company in 2006.

CFIS has contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the six months ended June 30, 2006 and 2005 were approximately $313,723 and $292,399, respectively, and for the three months ended June 30, 2006 and

2005 were approximately $163,926 and $154,612, respectively, and were included in service fee revenue in the condensed consolidated statements of income. Accounts receivable from this party at June 30, 2006 and December 31, 2005, were $34,759 and $74,555, respectively.

Until December 8, 2005, the Company had subordinated note and subordinated convertible note purchase agreements with certain stockholders of the Company. For the six months ended June 30, 2005 interest expense on these notes was $1,800,000. There was no interest expense on these notes in the six months ended June 30, 2006.

Note 12—Stock Options

The Company’s 2005 Stock Option and Grant Plan (“2005 Option Plan”) permitted the Company to make grants of incentive stock options, non-qualified stock options, restricted stock awards and unrestricted stock awards to officers, employees, directors, consultants and other key persons. Stock options granted under the 2005 Option Plan have a maximum term of ten years from the date of grant and incentive stock options have an exercise price of no less than the fair market value of the common stock on the date of grant. In connection with the adoption of the Company’s 2006 Option Plan, which is discussed below, the board of directors determined not to grant any further awards under the 2005 Option Plan.

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award.  The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years.  As of June 30, 2006, 140,000 awards had been granted under the 2006 Option Plan.  The Company issues new shares upon the exercise of stock options.

Changes in options outstanding during the six months ended June 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2005	1,460,656	$4.52

Granted	140,000	14.92
Exercised	10,543	2.47
Forfeited	12,019	3.51

Options outstanding, June 30, 2006	1,578,094	$5.46

Weighted average fair value of options granted for the six months ended June 30, 2006		$5.87
Options available for future grant at June 30, 2006		1,674,130

The intrinsic value of options exercised in the six months ended June 30, 2006 was approximately $130,000.

Changes in unvested options outstanding during the six months ended June 30, 2006 are as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price

Unvested options outstanding, December 31, 2005	1,209,592	$4.77

Granted	139,001	14.91
Vested	641,630	4.74
Cancelled or Forfeited	12,019	3.51

Unvested options outstanding, June 30, 2006	694,944	$6.85

The following table summarizes information about stock options outstanding at June 30, 2006:

June 30, 2006
	Options Outstanding			Options Exercisable
					Weighted
		Remaining	Intrinsic		Average	Intrinsic
Exercise	Number	Contractual	Value as of	Number	Exercise	Value as of
Price	Outstanding	Life (yrs.)	June 30, 2006	Exercisable	Price	June 30, 2006
$0.98	407,858	8.41	$4,924,657	264,602	$0.98	$3,194,921
4.00	62,500	7.90	565,625	55,338	4.00	500,809
4.13	86,914	8.50	775,447	61,863	4.13	551,942
6.00	520,833	8.82	3,671,873	341,796	6.00	2,409,662
6.36	110,019	9.07	736,027	49,174	6.36	328,974
6.80	249,970	9.25	1,562,313	109,128	6.80	682,050
13.05	10,000	10.00	—	—	13.05	—
14.05	102,000	9.92	—	—	14.05	—
17.00	15,500	9.73	—	1,249	17.00	—
20.40	5,000	9.74	—	—	20.40	—
21.38	7,500	9.76	—	—	21.38	—

	1,578,094	8.84	$12,235,942	883,150	$4.37	$7,668,358

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R)   became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 the Company adopted SFAS No. 123(R) and SFAS No. 123(R) does not have a material impact on its financial statements.

The Company completed its initial public offering on March 29, 2006. According to the provisions of incentive stock option agreements between the Company and its employees, the vesting term for certain options outstanding as of the date of the IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee’s specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. Therefore, on March 29, 2006 the Company recognized $611,696 of additional compensation expense from this accelerated vesting.

The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted.  The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	Six Months Ended June 30,
	2006	2005
Expected life (in years)	6.5–7.5	6.25
Risk-free interest rate	4.7–5.1%	3.9 - 4.2%
Volatility	25%	25%
Dividend	0%	0%

For the three months ended June 30, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $132,000 and $50,000, respectively. For the six months ended June 30, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $854,000 and $78,000, respectively.  In addition, the Company will recognize approximately $1,562,000 of expense related to these grants over the remaining vesting period of such options.  This expense is expected to be recognized over a weighted-average period of 2.87 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  elsewhere in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2006. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations may be lower in 2006 than in 2005. We expect the non-agency MBS securitization and non-conforming mortgage loan origination markets to continue growing over the long term, although the rate of growth may be slower than in recent years. We believe there is an increasing demand for and the availability of new loan products, increased home ownership driven in part by first-time homeowners, minorities and immigrants, and increased liquidity in the non-agency MBS market. We face a number of risks in our industry and the market for our services is highly competitive. Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels and wage and salary levels. Adverse changes in any of these trends, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result over time in a reduced demand for our services and diminish our revenue. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations. Moreover, the majority of our business is generated through our largest 20 clients. The loss of one or more of these clients could adversely affect our business and results of operations. Lastly, we are dependent on our independent loan review specialists to perform our services. Our business could suffer if we are unable to recruit and retain additional qualified independent loan review specialists.

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

Critical Accounting Policies

Basis of Presentation

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

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the condensed consolidated financial statements are as follows:

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 we adopted SFAS No. 123(R) and it does not have a material impact on our financial statements.

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

Options to purchase 140,000 shares were granted in the six months ended June 30, 2006 with an average exercise price of $14.92 per share.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Our convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.   At June 30, 2006, outstanding options to purchase 28,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2006, respectively.  At June 30, 2005, outstanding options to purchase 520,833 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2005.   These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

Valuation of Long-lived Assets Excluding Goodwill

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. The amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

Intangible Assets

Intangible assets consist of customer relationships, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired, or goodwill. Customer relationships are the value of the specifically acquired customer relationships. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of the "Clayton" and other names that we use. The value of the non-competition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

Except for goodwill, trade names and trademarks, all intangible assets are stated at cost less accumulated amortization. The costs attributable to the identified intangibles were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives are amortized under the straight-line method over their applicable estimated useful lives.

The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Annual impairment tests were conducted for Clayton Services and CFIS in 2006 and there was no impairment to goodwill or intangibles with indefinite lives of either entity.

Revenue

We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our condensed consolidated balance sheets. For the three and six months ended June 30, 2006, transaction management revenue accounted for 79.5 % of total revenue.

Our credit risk management, surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis. For the three and six months ended June 30, 2006, surveillance and special servicing services revenue accounted for 20.5% of total revenue.

For the three months ended June 30, 2006 and 2005, revenue from our largest three clients accounted for an aggregate of 33.2% and 38.6% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the three months ended June 30, 2006 and revenue from three clients exceeded 10% of revenue for the three months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, revenue from our largest three clients accounted for an aggregate of 33.2% and 36.8% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the six months ended June 30, 2006 and revenue from three clients exceeded 10% of revenue for the six months ended June 30, 2005.

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

In connection with becoming a public company, we have incurred significant additional operating expenses such as increased audit fees, professional fees, directors and officers’ insurance costs, compensation for our board of directors, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses either were not incurred or were incurred at a lower level by us as a private company.

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

In accordance with SFAS No. 142, goodwill is subject to annual impairment tests or on a more frequent basis if events or conditions indicate that goodwill may be impaired. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit.  The first step of our annual test is to compare the fair value of our shares to the carrying value of our net assets of the reporting unit. If we determine that our carrying value exceeds our fair value, we would conduct a second step to the goodwill impairment test. The second step compares the implied fair value of the goodwill (determined as the excess fair value over the fair value assigned to our other assets and liabilities) to the carrying amount of goodwill. When the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

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

Net Interest Expense

Net interest expense consists of interest paid on our debt net of interest received on our cash balances. Interest expense for the six months ended June 30, 2006 primarily consisted of interest on our $150,000,000 term loan, amortization of debt issuance costs related to the term loan and interest on our revolving line of credit. Interest expense for the six months ended June 30, 2005 primarily consisted of interest on our prior term loan, which had a balance of $37,750,000 at the start of the period, and interest on 12% subordinated and 12% senior subordinated notes issued to TA Associates and our other noteholders in connection with the acquisitions of Clayton Services and CFIS, respectively, by TA Associates. The combined balance of the 12% senior subordinated and 12% subordinated notes at the start of the period was $29,486,478. The remaining balances of the prior term loan, the 12% subordinated notes and the 12% senior subordinated notes were repaid with the proceeds from our $150,000,000 term loan on December 8, 2005.

Loss from Extinguishment of Debt

On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on our $150,000,000 term loan and the entire $7,400,000 outstanding balance on our revolving line of credit. Due to the repayment of $70,000,000 on our term loan, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2006 and 2005

Revenue

Our revenue was $61.8 million for the three months ended June 30, 2006, an increase of $12.5 million or 25.4%, compared to revenue of $49.3 million for the three months ended June 30, 2005. The increase was primarily due to an increase in volume in our conduit support services, staffing services and special servicing businesses, as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton. Revenue for the three months ended June 30, 2006 included $1.9 million from Clayton Lender Solutions, Inc., (formerly d/b/a as Mortgage Resource Network), following the Company’s acquisition of substantially all of the assets of that business in February 2006. Due to growth in our non-loan related services, our total revenues per loan increased 25.6%.  The total number of loans serviced decreased by 0.1%.

Cost of Services

Our cost of services was $41.1 million for the three months ended June 30, 2006, an increase of $9.5 million or 29.8%, compared to cost of services of $31.6 million for the three months ended June 30, 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $31.3 million for the three months ended June 30, 2006, an increase of $7.8 million or 33.2%, compared to compensation expense of $23.5 million for the three months ended June 30, 2005.  The increase was primarily due to the growth in our conduit services, staffing services, special servicing and consulting businesses, as well as the acquisition of Clayton Lender Solutions, Inc.  Compensation expense in our due diligence business also increased, as increased fixed expenses due to investments in product development and management infrastructure offset reduced variable expenses per loan.

Travel and Related Expenses. Travel and related expenses were $6.8 million for the three months ended June 30, 2006, a decrease of $0.3 million or 5.1%, compared to travel and related expenses of $7.1 million for the three months ended June 30, 2005.  Travel expenses per loan decreased by 5.0% as reduced travel expenses per loan in our core due diligence business were partially offset by increases in travel in our non-loan related staffing services business.   Travel expenses per loan in our core due diligence business decreased due to reduced expenses per loan in our field business and an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs. Other direct costs were $3.0 million for the three months ended June 30, 2006, an increase of $1.9 million or 188.7%, compared to other direct costs of $1.1 million for the three months ended June 30, 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $15.2 million for the three months ended June 30, 2006, an increase of $1.4 million or 10.3%, compared to operating expenses of $13.8 million for the three months ended June 30, 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $5.7 million for the three months ended June 30, 2006, an increase of $0.5 million or 8.2%, compared to salaries and benefits of $5.2 million for the three months ended June 30, 2005.  This increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company and following the acquisition of Clayton Lender Solutions, Inc.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5.0 million for the three months ended June 30, 2006, an increase of $0.1 million or 1.1%, as compared to selling, general and administrative expenses of $4.9 million for the three months ended June 30, 2005.  This increase was due to general increases in occupancy, corporate governance, insurance, recruiting, non-reimbursable travel and telecommunications costs relating to growth in our business, the acquisition of Clayton Lender Solutions, Inc. and becoming a public company.  These increases were largely offset by reduced consulting expenses and professional fees.

Depreciation and Amortization. Depreciation and amortization was $2.0 million for the three months ended June 30, 2006, an increase of $0.9 million or 81.4%, compared to depreciation and amortization of $1.1 million for the three months ended June 30, 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles. Amortization of intangibles was $2.6 million for the three months ended June 30, 2006, an increase of $0.1 million or 2.2%, compared to amortization of intangibles of $2.5 million for the three months ended June 30, 2005.

Interest Expense, net

Interest expense, net was $1.7 million for the three months ended June 30, 2006, a decrease of $0.3 million or 16.6%, compared to interest expense, net of $2.0 million for the three months ended June 30, 2005. This decrease was due to decreased borrowings under our credit facilities due to the repayment of $70.0 million owed under our senior term loan following our initial public offering in March 2006. See “—Liquidity and Capital Resources.”

Comparison of Six Month Periods Ended June 30, 2006 and 2005

Revenue

Our revenue was $117.0 million for the six months ended June 30, 2006, an increase of $19.8 million or 20.4%, compared to revenue of $97.2 million for the six months ended June 30, 2005. The increase was primarily due to an increase in volume in our conduit support services, staffing services and special servicing businesses as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton. Revenue for the six months ended June 30, 2006 included $3.2 million from Clayton Lender Solutions, Inc., following the Company’s acquisition of substantially all of the assets of that business in February 2006. Due to growth in our non-loan related services, our total revenues per loan increased 29.5%. This increase offset a 7.0% decrease in the number of loans serviced during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.  Revenues per loan in our core due diligence business decreased slightly during the period due to an increase in the percentage of loans serviced in our central underwriting facility.

Cost of Services

Our cost of services was $80.0 million for the six months ended June 30, 2006, an increase of $16.3 million or 25.6%, compared to cost of services of $63.7 million for the six months ended June 30, 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $60.7 million for the six months ended June 30, 2006, an increase of $13.9 million or 29.7%, compared to compensation expense of $46.8 million for the six months ended June 30, 2005. The increase was primarily due to the growth in our conduit services, staffing services, special servicing and consulting businesses, as well as the acquisition of Clayton Lender Solutions, Inc.  Compensation expense in our core due diligence business also increased, as a result of increased fixed expenses due to investments in product development and management infrastructure and slightly higher variable compensation expense per loan due to a slight decrease in productivity and higher average contractor wages.

Travel and Related Expenses. Travel and related expenses were $13.9 million for the six months ended June 30, 2006, a decrease of $0.6 million or 4.1%, compared to travel and related expenses of $14.5 million for the six months ended June 30, 2005. The decrease was primarily due to a 7.0% reduction in the number of loans serviced. Travel expenses per loan increased by 3.1%, as increased travel expense in our non-loan related staffing services business offset reduced travel expenses per loan in our core due diligence business.  Travel expenses per loan in our core due diligence business declined due to an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs. Other direct costs were $5.4 million for the six months ended June 30, 2006, an increase of $3.0 million or 127.6%, compared to other direct costs of $2.4 million for the six months ended June 30, 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $29.6 million for the six months ended June 30, 2006, an increase of $4.9 million or 19.6%, compared to operating expenses of $24.7 million for the six months ended June 30, 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $11.0 million for the six months ended June 30, 2006, an increase of $1.7 million or 18.8%, compared to salaries and benefits of $9.3 million for the six months ended June 30, 2005. Salaries and benefits expense for the six months ended June 30, 2006 included $0.5 million of expense related to the acceleration of vesting of certain stock options as a result of the Company’s initial public offering in March 2006. The remaining increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company and following the acquisition of Clayton Lender Solutions, Inc.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $9.9 million for the six months ended June 30, 2006, an increase of $1.5 million or 17.9%, compared to selling, general and administrative expenses of $8.4 million for the six months ended June 30, 2005.   This increase was due to general increases in occupancy, corporate governance, insurance, recruiting, non-reimbursable travel, advertising and promotion and telecommunications costs relating to growth in our business, the acquisition of Clayton Lender Solutions, Inc. and becoming a public company.  These increases were partially offset by reduced consulting expenses and professional fees.

Depreciation and Amortization. Depreciation and amortization was $3.5 million for the six months ended June 30, 2006, an increase of $1.5 million or 79.4%, compared to depreciation and amortization of $2.0 million for the six months ended June 30, 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles. Amortization of intangibles was $5.1 million for the six month periods ended June 30, 2006 and 2005.

Interest Expense, net

Interest expense, net was $4.7 million for the six months ended June 30, 2006, an increase of $0.9 million or 24.0%, compared to interest expense, net of $3.8 million for the six months ended June 30, 2005. This increase was due to increased borrowings outstanding under our credit facilities during the first three months of the year prior to our initial public offering. See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the six months ended June 30, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on our term loan following our initial public offering. See “—Liquidity and Capital Resources.”

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

•                  fund $1.6 million of working capital.

On February 3, 2006, we acquired substantially all of the assets and assumed certain liabilities of Clayton Lender Solutions,  Inc. (formerly known as Mortgage Resource Network) for an aggregate purchase price and fees aggregating approximately $6.1 million.  Working capital was used to fund the acquisition of such assets and assumed liabilities. Clayton Lender Solutions,  Inc. is engaged in the business of providing outsourced mortgage processing and fulfillment services to the mortgage industry, including mortgage brokers, lenders and securitizers.

Our operating activities provided cash of $7.4 million in the six months ended June 30, 2006 and used cash of $5.0 million in the six months ended June 30, 2005. Cash provided from and used in operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the six months ended June 30, 2006 was generated from net income of $1.3 million plus $10.4 million of non cash charges, partially offset by $4.3 million from a net increase in current assets, primarily due to an increase in accounts receivable and unbilled receivables and a decrease in prepaid income taxes and deferred revenue. Cash used in operations for the six months ended June 30, 2005 resulted from $3.0 million of net income plus $7.6 million of non cash charges and was negatively impacted by a net increase in operating assets of $15.6 million primarily from an increase in the balance of accounts receivable as a result of an increase in the amount of time receivables remained outstanding. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $12.1 million and $5.8 million in the six months ended June 30, 2006 and 2005, respectively. Cash used in investing activities in the six months ended June 30, 2006 primarily consisted of the Clayton Lender Solutions,  Inc. acquisition and increased capital expenditures. Cash used in investing activities in the six months ended June 30, 2005 primarily consisted of capital expenditures and the acquisition of NYSIS, Inc.

Our financing activities provided cash of $8.6 million and $3.7 million in the six months ended June 30, 2006 and 2005, respectively. The principal sources of cash from financing activities in the six months ended June 30, 2006 were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above. The principal sources of cash from financing activities in the six months ended June 30, 2005 were borrowings under our prior revolving credit agreement, partially offset by loan repayments and distributions to shareholders.

Cash paid for interest expense was $4.2 million and $2.8 million in each of the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In the six months ended June 30, 2005, the majority of interest expense was paid on borrowings outstanding under our subordinated notes, senior subordinated notes, prior revolving line of credit and prior term loan.

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

The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. As of June 30, 2006, we were in compliance with all debt covenants. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the credit agreement bear interest at the applicable LIBOR rate plus 3.0% or Prime Rate plus 2.0%, at our option. In addition, we are required to repay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined.

At June 30, 2006, there was an outstanding balance of $79.8 million under the term loan and no outstanding balance under the revolving credit facility.

Interest Rate Cap

In September 2004, we purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on our floating-rate debt interest expense. In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero. At June 30, 2006, the notional amount of the interest rate cap agreement was $15.3 million. The terms of the interest rate cap agreement, which expires on September 30, 2006, provide that we would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of June 30, 2006.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term loans and loans payable	$79,799	$401	$2,406	$76,992	$—
Capital lease obligations	1,028	180	733	115	—
Operating lease obligations	9,773	1,413	6,772	1,113	475

Total	$90,600	$1,994	$9,911	$78,220	$475

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2005, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1 (File No. 333-129526), declared effective by the Securities and Exchange Commission on March 23, 2006, which includes audited financial statements for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation and review of our Quarterly Report on Form 10-Q for the three month period ended March 31, 2006, our independent registered public accounting firm identified adjustments to our financial statements as part of their quarterly review procedures.  These adjustments were made prior to the issuance of our financial statements for the three months ended March 31, 2006. After considering the preparation and review process for those financial statements, our chief executive officer and chief financial officer concluded that certain control deficiencies existed in our internal control over financial reporting as of such date, which, as discussed below, constituted a material weakness.  Our management, with the participation of our chief executive officer and chief financial officer, and after consideration of the implementation of our remediation plan, as discussed below, and in consultation with our Audit Committee and our independent registered public accounting firm, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have taken actions to remediate the material weakness identified during the prior quarter and will continue to further implement our remediation plan.  We believe the actions taken to date have been effective in mitigating the material weakness identified.  Nevertheless, because the new disclosure controls and procedures implemented as part of the remediation plan have not been in place for a sufficient length of time, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

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

As of June 30, 2006, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP to support our financial accounting and reporting requirements. As a result, we did not maintain effective controls over the application of our accounting policies related to the timing of expense recognition sufficient to ensure such charges and expenses were accounted for in accordance with US GAAP.  If left unremediated, these control deficiencies could potentially result in misstatement of significant accounts and disclosures that could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that these control deficiencies constituted a material weakness in internal control over financial reporting.

Management’s Remediation Initiatives

We are in the process of remediating the material weakness in our internal control over financial reporting described above.  We have completed or expect to complete the following actions:

•                                          We have recently added several professionals possessing significant accounting and control expertise. These individuals have been included in the preparation and review of our periodic financial statements and evaluate transactions and accounting treatments that may give rise to additional research and control considerations.

•                                          Subsequent to June 30, 2006, an individual with significant public company financial reporting experience accepted a position of employment to supplement our finance and accounting staff.

•                                          We have drafted critical accounting policies and implemented procedures to ensure that account reconciliations and amounts recorded in our books and records are substantiated by detailed and contemporaneous documentary support. These policies and procedures include strengthened reconciliation procedures, approvals and supervisory review controls.

•                                          We have engaged the services of external advisors, as necessary, in relation to significant accounting matters.

•                                          We are training certain key personnel with responsibilities for financial and tax reporting in order to improve the quality, communication and review processes and procedures over these functions.

•                                          We continue to assess the performance and skills of the accounting and finance organization in order to evaluate competencies and responsibilities and take corrective actions as necessary.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2006, other than the remedial actions described above that were undertaken to address the material weakness in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  Not applicable.

(b)                                 On March 23, 2006, our registration statement on Form S-1 (Registration No. 333-129526) was declared effective for our initial public offering, pursuant to which we offered and sold 8,625,000 shares of common stock and received net proceeds of approximately $131.8 million.  We used approximately $130.2 million of these proceeds to pay down indebtedness and to redeem all outstanding shares of our redeemable preferred stock, which were issued upon the conversion of our convertible preferred stock in conjunction with the closing of our initial public offering.  As of March 31, 2006, we retained approximately $1.6 million of these net proceeds, all of which were used during the three month period ended June 30, 2006 for general corporate purposes.

(c)                                  Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

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

CLAYTON HOLDINGS, INC.

Date: August 14, 2006	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1

Employment Agreement, dated May 1, 2006, by and between Clayton Holdings, Inc. and David Keith Johnson (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 5, 2006 and incorporated herein by reference).

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