Form 10-Q
period 2006-09-30
CLAYTON HOLDINGS INC
filed 2006-11-13
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

20,611,372 shares of Common Stock, par value $0.01 per share, outstanding as of November 6, 2006.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,407,841	$7,208,875
Cash held in escrow	1,002,777	—
Restricted cash	25,378,170	4,966,839
Accounts receivable, net of allowance for doubtful accounts of $121,703 and $72,264 as of September 30, 2006 and December 31, 2005, respectively	39,940,992	37,205,223
Unbilled receivables	17,077,495	14,925,988
Prepaid expenses and other current assets	3,290,791	3,942,676
Prepaid income taxes	1,811,026	3,730,970
Deferred tax assets	350,805	165,566
Due from affiliated entities	—	23,434
Total current assets	112,259,897	72,169,571

Property and equipment, net	20,340,742	18,175,717
Goodwill	73,958,797	69,843,468
Intangible assets, net	77,864,475	84,739,774
Other assets, net	1,841,197	2,576,827

Total assets	$286,265,108	$247,505,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current portion	$1,097,368	$1,639,411
Accounts payable and accrued expenses	23,042,095	18,842,078
Servicer escrow liability	25,378,170	4,966,839
Total current liabilities	49,517,633	25,448,328

Long-term debt and capital lease obligations, net of current portion	79,527,023	148,777,172
Deferred tax liabilities	2,961,220	3,381,001
Deferred revenue	68,534	217,888
Deferred rent	1,008,204	1,013,687

Total liabilities	133,082,614	178,838,076

Commitments and contingencies

Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of September 30, 2006; 8,825,241 shares authorized, issued and outstanding as of December 31, 2005	—	12,258,319
Series B convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of September 30, 2006; 24,185,493 shares authorized, issued and outstanding as of December 31, 2005	—	43,866,683
Stockholders’ equity:
Common stock, par value $0.01 per share, 150,000,000 and 60,000,000 shares authorized and 20,564,926 and 3,281,607 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	205,649	32,816
Class B common stock, par value $0.01 per share, no shares authorized, issued and outstanding as of September 30, 2006; 357,020 shares authorized, issued and outstanding as of December 31, 2005	—	3,570
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2006	—	—
Additional paid-in capital	140,252,582	4,115,827
Retained earnings	12,724,263	8,390,066
Total stockholders’ equity	153,182,494	12,542,279
Total liabilities and stockholders’ equity	$286,265,108	$247,505,357

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenue	$60,969,255	$54,031,051	$178,000,902	$151,201,610

Cost of services:
Compensation expense	29,707,045	24,923,443	90,439,495	71,764,024
Travel and related expenses	6,302,644	7,455,077	20,182,431	21,924,136
Other direct costs	2,164,172	1,672,184	7,548,790	4,037,539
Total cost of services	38,173,861	34,050,704	118,170,716	97,725,699

Gross profit	22,795,394	19,980,347	59,830,186	53,475,911

Operating expenses:
Salaries and benefits	5,960,658	4,718,809	16,990,876	14,000,953
Other selling, general and administrative expenses	5,064,044	4,014,497	14,948,766	12,400,510
Depreciation and amortization	2,184,949	1,187,304	5,684,205	3,137,926
Amortization of intangibles	2,577,696	2,540,172	7,721,125	7,633,833
Total operating expenses	15,787,347	12,460,782	45,344,972	37,173,222

Income from operations	7,008,047	7,519,565	14,485,214	16,302,689

Interest expense, net	1,760,016	1,999,319	6,505,625	5,825,451
Loss from extinguishment of debt	—	—	746,002	—

Income before provision for income taxes	5,248,031	5,520,246	7,233,587	10,477,238

Income tax expense	2,188,133	2,184,517	2,899,390	4,162,461

Net income	$3,059,898	$3,335,729	$4,334,197	$6,314,777

Earnings per share:
Basic	$0.15	$0.28	$0.24	$0.53
Diluted	$0.14	$0.27	$0.23	$0.51

Weighted average shares outstanding:
Basic	20,536,709	11,889,201	17,776,603	11,887,779
Diluted	21,312,210	12,378,509	18,578,126	12,288,909

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of shares		Value
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional paid- in capital	Retained Earnings	Total

Balance, December 31, 2005	3,281,607	357,020	$32,816	$3,570	$4,115,827	$8,390,066	$12,542,279

Issuance of common stock	8,625,000	—	86,250	—	131,753,767	—	131,840,017

Conversion of convertible preferred stock to redeemable preferred stock and redemption of redeemable preferred stock, net	8,252,679	—	82,527	—	3,277,523	—	3,360,050

Conversion of series B common stock	357,020	(357,020)	3,570	(3,570)	—	—	—

Stock based compensation	—	—	—	—	1,023,759	—	1,023,759

Exercise of stock options	48,620	—	486	—	81,706	—	82,192

Net income for the nine months ended September 30, 2006	—	—	—	—	—	4,334,197	4,334,197

Balance, September 30, 2006	20,564,926	—	$205,649	—	$140,252,582	$12,724,263	$153,182,494

The accompanying notes are an integral part of this statement.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$4,334,197	$6,314,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,684,205	3,137,926
Amortization of intangibles	7,721,125	7,633,833
Amortization of debt issuance cost	267,693	450,838
Accretion of note	—	69,512
Loss from extinguishment of debt	746,002	—
Stock based compensation	1,023,759	148,356
Deferred income taxes	(605,026)	(1,170,122)
Loss on sale of fixed assets	5,648	120,239
Provision for doubtful accounts	178,743	226,690
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(2,125,487)	(14,476,737)
Unbilled receivables	(2,151,507)	878,459
Prepaid expenses and other current assets	667,301	(1,389,279)
Prepaid income taxes	1,919,945	(1,250,894)
Due to an affiliated entity	23,434	(267,990)
Other assets, net	(90,921)	(13,490)
Accounts payable and accrued expenses	4,236,695	1,097,780
Deferred revenue	(816,390)	581,618
Deferred rent	(5,483)	405,731
Net cash provided by operating activities	21,013,933	2,497,247

Cash flows from investing activities:
Proceeds from sale of fixed assets	35,000	20,055
Capital expenditures	(6,698,654)	(8,026,002)
Acquisition of businesses	(5,727,168)	(825,326)
Cash held in escrow from acquisition of businesses inclusive of interest earned	(1,002,777)	—
Net cash used in investing activities	(13,393,599)	(8,831,273)

Cash flows from financing activities:
Proceeds from revolving credit facility	7,400,000	25,150,000
Repayments of revolving credit facility	(7,400,000)	(16,726,908)
Repayments of loans payable	—	(75,155)
Repayments of capital lease obligations	(216,966)	(81,519)
Repayment of term loan	(70,200,501)	(3,875,000)
Deferred charges related to the issuance of debt	(161,158)	—
Proceeds from issuance of common stock upon initial public offering	146,625,000	—
Underwriting commissions and offering expenses	(14,784,499)	—
Redemption of convertible preferred stock	(52,764,950)	—
Proceeds from the exercise of stock options	81,706	19,047
Distributions to stockholders	—	(4,000,000)
Net cash provided by financing activities	8,578,632	410,465

Net increase (decrease) in cash and cash equivalents	16,198,966	(5,923,561)

Cash and cash equivalents at the beginning of the period	7,208,875	12,450,147

Cash and cash equivalents at the end of the period	$23,407,841	$6,526,586

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	For the nine months ended September 30,
	2006	2005

Supplementary disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$1,577,965	$6,523,503

Interest	$5,979,195	$5,397,013

Other noncash investing and financing activities:
Assets acquired under capital lease	$600,503	$187,050
Liabilities assumed from acquisitions	$1,013,143	$401,664

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

The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company’s services include transaction management, which consists of due diligence, conduit support services, professional staffing services, compliance products and services as well as credit risk management and securities surveillance, and special servicing. The Company uses proprietary technology and processes to provide these services across the lifecycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market.

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

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in “other assets, net” in the accompanying condensed consolidated balance sheets. As a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. A loss on extinguishment of $746,002 reflecting this write off is reflected in the statement of income for the nine months ended September 30, 2006. Unamortized deferred financing costs at September 30, 2006 and December 31, 2005 were $1,501,562 and $2,354,099, respectively, and are included on the accompanying consolidated balance sheets in “other assets, net.”

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

The Company derives most of its revenues from professional service activities.  Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material.  For the three months ended September 30, 2006 and 2005, pass-through expenses included in revenues were $6,302,644 and $7,455,077, respectively.  For the nine months ended September 30, 2006 and 2005, pass-through expenses included in revenues were $20,182,431 and $21,924,136, respectively.

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

Concentration of Credit Risk and Significant Customers

At September 30, 2006, 23.9% and 31.6% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively. At December 31, 2005, 30.1% and 25.5% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively.

For the three months ended September 30, 2006 and 2005, revenue from the Company’s largest three clients accounted for an aggregate of 30.2% and 33.3% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the three months ended September 30, 2006 and revenue from three clients exceeded 10% of revenue for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, revenue from the Company’s largest three clients accounted for an aggregate of 32.0% and 35.5% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the nine months ended September 30, 2006 and revenue from three clients exceeded 10% of revenue for the nine months ended September 30, 2005.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. The Company’s convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.  At September 30, 2006, outstanding options to purchase 210,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and nine month periods ended September 30, 2006, respectively.  At September 30, 2005, outstanding options to purchase 254,580 and 887,094 common shares had exercise prices in excess of the average market price of common shares for the three and nine month periods ended September 30, 2005, respectively.  These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended		For the three months ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$3,059,898	$3,059,898	$3,335,729	$3,335,729

Weighted average number of common shares outstanding	20,536,709	20,536,709	11,889,201	11,889,201
Dilutive effect of stock options	—	775,501	—	489,308

Total weighted average number of common shares outstanding	20,536,709	21,312,210	11,889,201	12,378,509

Earnings per share	$0.15	$0.14	$0.28	$0.27

	For the nine months ended		For the nine months ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted

Net income	$4,334,197	$4,334,197	$6,314,777	$6,314,777

Weighted average number of common shares outstanding	17,776,603	17,776,603	11,887,779	11,887,779
Dilutive effect of stock options	—	801,523	—	401,130

Total weighted average number of common shares outstanding	17,776,603	18,578,126	11,887,779	12,288,909

Earnings per share	$0.24	$0.23	$0.53	$0.51

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”   SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

Note 3—Business Acquisitions

Asset Purchase from M R Network I, Ltd.

On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (formerly d/b/a Mortgage Resource Network and currently d/b/a Clayton Lender Solutions, Inc.) for an estimated aggregate purchase price of $5,727,168, pending a final closing balance sheet. The asset purchase agreement provided for a 60-day period subsequent to the closing date to provide a closing balance sheet which will be used to determine final fair market values.  The agreement also established two escrow accounts aggregating $600,000 which are reflected in the accompanying condensed consolidated balance sheet, including accumulated interest, at September 30, 2006 as cash held in escrow. This escrow is held against any claims the Company may have for indemnification or a working capital shortfall upon preparation of the final closing balance sheet. The 60-day period to reach agreement on the final closing balance sheet was extended so that the Company can better evaluate the fair value of assets acquired.

In July, 2006, an additional escrow account in the amount of $392,842 was established by the former principal owners of M R Network I, Ltd.  This amount will be retained by the Company if the Company is not able to collect certain accounts receivable balances included in the assets acquired by the Company.  As a result, the purchase price and the amount allocated to goodwill were reduced by the amount of the escrow account.  This acquisition has not been presented on a pro forma basis because it is not deemed to be material.

The purchase price was allocated as follows:

Accounts receivable	$789,024
Prepaid expenses	15,417
Property and equipment	949,555

Goodwill	4,115,329
Intangible assets - customer relationships	771,000
Intangible assets - noncompetition agreement	74,000
Deposit	25,986
Liabilities assumed	(1,013,143)
$5,727,168

Note 4—Cash, Cash Equivalents and Restricted Cash

At September 30, 2006 and December 31, 2005, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and December 31, 2005, the cash balances exceeded $100,000 by $46,831,575 and $13,447,318, respectively, including restricted cash.

At September 30, 2006 and December 31, 2005, the Company maintained restricted cash balances of $25,378,170 and $4,966,839, respectively. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying condensed consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment, net consists of the following:

	September 30, 2006	December 31, 2005

Computer and office equipment	$9,474,716	$6,526,737
Software	16,734,694	8,100,020
Furniture and fixtures	3,272,443	2,926,452
Leasehold improvements	1,839,604	1,391,952
Website	280,317	280,317
Automobiles	112,336	171,395
	31,714,110	19,396,873
Less accumulated depreciation and amortization	11,762,807	6,117,862
	19,951,303	13,279,011
Software under development	389,439	4,896,706
	$20,340,742	$18,175,717

Included in software at September 30, 2006 and December 31, 2005, is $10,213,442 and $3,189,915, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

For the three months ended September 30, 2006 and 2005 depreciation and amortization expense charged to operations was $2,184,949 and $1,187,304, respectively. For the nine months ended September 30, 2006 and 2005 depreciation and amortization expense charged to operations was $5,684,205 and $3,137,926, respectively.

Note 6—Goodwill and Other Intangible Assets

As of September 30, 2006 and December 31, 2005, intangible assets not subject to amortization consist of goodwill of $73,958,797 and $69,843,468, respectively, and trade names and trademarks of $15,504,917 and $15,504,338, respectively.

At September 30, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,381,482	$32,018,518
Staffing services	4,300,000	931,667	3,368,333
Portfolio management	11,485,600	2,761,009	8,724,591
Client backlog	2,146,200	1,010,791	1,135,409
Technology	26,842,900	11,746,441	15,096,459
Noncompetition agreements	3,568,950	1,566,598	2,002,352
Patent	20,451	6,555	13,896
	$84,764,101	$22,404,543	$62,359,558

At December 31, 2005, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$2,864,815	$33,535,185
Staffing services	4,300,000	609,167	3,690,833
Portfolio management	10,714,600	1,776,817	8,937,783
Client backlog	2,146,200	688,861	1,457,339
Technology	26,842,900	7,720,006	19,122,894
Noncompetition agreements	3,494,950	1,022,292	2,472,658
Patent	20,204	1,460	18,744
	$83,918,854	$14,683,418	$69,235,436

Amortization expense for the three months ended September 30, 2006 and 2005 was $2,577,696 and $2,540,172, respectively.  Amortization expense for the nine months ended September 30, 2006 and 2005 was $7,721,125 and $7,633,833, respectively.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	September 30, 2006	December 31, 2005
Term loans	$79,799,499	$150,000,000

Capital lease obligations	824,892	416,583

Total long-term debt	80,624,391	150,416,583
Less current portion	1,097,368	1,639,411

Long-term debt, net of current portion	$79,527,023	$148,777,172

Credit Agreement

On December 8, 2005 the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement, provided the Company with a $150,000,000 term loan, all of which was funded at closing, and a $40,000,000 revolving credit facility, none of which was funded at closing. Subject to the agreement of the lenders to increase their commitments, the Company had the option to borrow up to an additional $10,000,000 under the revolving credit facility, for an aggregate revolving credit facility of $50,000,000. On January 11, 2006 and April 28, 2006, the Company exercised its option and amended the Credit Agreement to increase the revolving credit facility by $5,000,000 on each date, such that the Company had an aggregate revolving credit facility of $50,000,000 as of, and subsequent to, April 28, 2006. The Credit Agreement expires on December 8, 2011.

After the Company’s initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. The first $375,000 of the $70,000,000 term loan payment was applied against the principal payment due on March 31, 2006 and future principal repayments were recalculated pro rata based on the remaining balance.  Therefore, scheduled quarterly payments of the term loan through December 31, 2010 were reduced from $375,000 to $200,501 with the remaining balance of $76,190,476 payable in four quarterly installments of $19,047,619 in 2011. As a result of the repayment of the term loan the Company wrote off a proportionate share of deferred financing costs associated with the term loan (see Note 2, Deferred Financing Costs) and reflected a loss on extinguishment of $746,002 in the condensed consolidated statement of income for the nine months ended September 30, 2006.

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

Loans under the Credit Agreement bear interest at the applicable London interbank offered rate (“LIBOR”) plus 3.00% or Prime rate plus 2.0%, at the Company’s option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined.

At September 30, 2006 and December 31, 2005, the revolving credit facility had no outstanding balance and there was an outstanding balance of $79,799,499 and $150,000,000, respectively, under the term loan with an interest rate of 8.33% and 9.25%, respectively.

Interest Rate Cap

In September 2004, CSI purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on its floating-rate debt interest expense. The terms of the interest rate cap provide that the Company would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%.  During the third quarter of 2006 the Company received approximately $19,300 which was recorded as a reduction of interest expense.  The initial notional amount was $20,000,000 and declines during the term of the agreement, which expired on September 30, 2006. As of December 31, 2005, the notional amount was $16,937,500. The interest rate cap does not qualify for hedge accounting under SFAS No. 133, as amended. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2005, the Company recorded $0 and $7,860, respectively, of interest expense to reflect a decline in the fair value of this asset during the respective periods.  In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero.

Capitalized Lease Obligations

At September 30, 2006, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $240,219. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

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

For the three months ended September 30, 2006 and 2005, rent expense was approximately $895,651 and $696,621, respectively. For the nine months ended September 30, 2006 and 2005, rent expense was approximately $2,790,855 and $2,090,008, respectively.

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

At September 30, 2006, the Company had 150,000,000 shares of common stock authorized, of which 20,564,926 were issued and outstanding.

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

The Company has provided due diligence and professional staffing services to this entity and revenues aggregated $27,375 for the three and nine month periods ended September 30, 2006, and $64,042 and $643,809 for the three and nine month periods ended September 30, 2005, respectively.

CFIS has contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the nine months ended September 30, 2006 and 2005 were approximately $476,421 and $507,748, respectively, and for the three months ended September 30, 2006 and 2005 were approximately $162,698 and $215,349, respectively, and were included in service fee revenue in the condensed consolidated statements of income. Accounts receivable from this party at September 30, 2006 and December 31, 2005, were $90,077 and $74,555, respectively.

Until December 8, 2005, the Company had subordinated note and subordinated convertible note purchase agreements with certain stockholders of the Company. For the nine months ended September 30, 2005 interest expense on these notes was $2,706,667. There was no interest expense on these notes in the nine months ended September 30, 2006.

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

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award.  The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years.  As of September 30, 2006, 210,000 awards had been granted under the 2006 Option Plan.  The Company issues new shares upon the exercise of stock options.

Changes in options outstanding during the nine months ended September 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2005	1,460,656	$4.52

Granted	210,000	14.14
Exercised	48,620	1.68
Forfeited	41,295	4.17

Options outstanding, September 30, 2006	1,580,741	$5.89

Weighted average fair value of options granted for the nine months ended September 30, 2006		$5.63
Options available for future grant at September 30, 2006		1,604,130

The intrinsic value of options exercised in the nine months ended September 30, 2006 was approximately $530,000.

Changes in unvested options outstanding during the nine months ended September 30, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price

Unvested options outstanding, December 31, 2005	1,209,592	$4.77

Granted	209,001	14.13
Vested	719,598	4.73
Cancelled or forfeited	36,922	3.85

Unvested options outstanding, September 30, 2006	662,073	$7.83

The following table summarizes information about stock options outstanding at September 30, 2006:

September 30, 2006
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (yrs)	Intrinsic Value as of September 30, 2006	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value as of September 30, 2006
$0.98	361,132	8.17	$4,187,123	252,762	$0.98	$2,930,634
4.00	62,500	7.65	535,625	57,291	4.00	490,984
4.13	86,817	8.24	732,909	65,936	4.13	556,632
6.00	520,833	8.57	3,421,873	366,210	6.00	2,406,000
6.36	109,869	8.82	682,286	58,678	6.36	364,390
6.80	229,590	9.00	1,324,734	116,356	6.80	671,374
12.34	30,000	9.92	6,900	—	12.34	—
12.57	25,000	10.00	—	—	12.57	—
13.05	25,000	9.80	—	—	13.05	—
14.05	102,000	9.67	—	—	14.05	—
17.00	15,500	9.48	—	1,435	17.00	—
20.40	5,000	9.49	—	—	20.40	—
21.38	7,500	9.51	—	—	21.38	—
	1,580,741	8.66	$10,891,450	$918,668	$4.50	$7,420,01

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

The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted.  The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	Nine Months Ended
	September 30, 2006	September 30, 2005
Expected life (in years)	6.5–7.5	6.25
Risk-free interest rate	4.6–5.1%	3.9–4.2%
Volatility	25–28%	25%
Dividend	0%	0%

For the three months ended September 30, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $170,000 and $70,000, respectively. For the nine months ended September 30, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $1,024,000 and $148,000, respectively.  In addition, the Company will recognize approximately $1,755,000 of expense related to these grants over the remaining vesting period of such options.  This expense is expected to be recognized over a weighted-average period of 2.92 years.

Note 13—Subsequent Events

On October 18, 2006, the Company accepted the resignation of its Chief Information Officer.  In connection with this resignation, which shall be effective on February 28, 2007, the Company and the employee entered into a separation agreement, filed as Exhibit 10.1 to the Form 8-K filed by the Company on October 18, 2006.

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

Overview

We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. Our services include transaction management, which consists of due diligence, mortgage processing services for buyers of mortgage loans (conduit support services), professional staffing services, and compliance products and services, as well as monitoring of mortgage-backed securities (credit risk management and surveillance), and specialized loan servicing services (special servicing). We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We believe that several trends support the demand for our services, including:

•                  the growth in outsourced services by capital markets firms and other major mortgage loan market participants;

•                  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry;

•                  investors’ growing demand for loan performance data; and

•                  buyers purchasing smaller pools of loans from a larger number of sellers, increasing the need for our conduit support services.

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

Basis of Presentation

We were formed as a Delaware corporation in March 2005, following the combination of the holding companies of each of Clayton Services and its subsidiaries, including First Madison, and CFIS, formerly The Murrayhill Company, or Murrayhill. Prior to the combination, each holding company was controlled by investment funds affiliated with TA Associates. In accordance with US GAAP relating to companies under common control prior to their combination, the financial statements of the previously separate companies under common control are restated on a combined basis from the dates of their respective acquisitions by the controlling entity. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that investment funds affiliated with TA Associates acquired CFIS, the first of the combined entities that were brought under common control.

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

Options to purchase 210,000 shares were granted in the nine months ended September 30, 2006 with an average exercise price of $14.14 per share.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Our convertible preferred stock is deemed to be a common stock equivalent and included in the computation of basic earnings per share because it receives dividends at a rate that results in a per share amount that is equivalent to the per share amount paid on common stock. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.   At September 30, 2006, outstanding options to purchase 210,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and nine month periods ended September 30, 2006, respectively.   At September 30, 2005, outstanding options to purchase 254,580 and 887,094 common shares had exercise prices in excess of the average market price of common shares for the three and nine month periods ended September 30, 2005, respectively. These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

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

Intangible Assets

Intangible assets consist of customer relationships, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired, or goodwill. Customer relationships are the value of the specifically acquired customer relationships. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of “Clayton” and the other names that we use. The value of the non-competition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

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

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Annual impairment tests were conducted for Clayton Services and CFIS in 2006 and there was no impairment to goodwill or intangibles with indefinite lives of either entity.

Revenue

We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our condensed consolidated balance sheets.  For the three and nine months ended September 30, 2006, transaction management revenue accounted for 79.4% of total revenue.

Our credit risk management, surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis. For the three and nine months ended September 30, 2006, surveillance and special servicing services revenue accounted for 20.6% of total revenue.

For the three months ended September 30, 2006 and 2005, revenue from our largest three clients accounted for an aggregate of 30.2% and 33.3% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the three months ended September 30, 2006 and revenue from three clients exceeded 10% of revenue for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, revenue from our largest three clients accounted for an aggregate of 32.0% and 35.5% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the nine months ended September 30, 2006 and revenue from three clients exceeded 10% of revenue for the nine months ended September 30, 2005.

Cost of Services

Compensation Expense

Compensation expense consists primarily of compensation for independent loan review specialists and employees directly involved in the delivery of our services, which include our client service managers who manage our engagements. Compensation expense also includes payroll related benefits for our direct employees. The professionals we retain from a professional employment organization, including our independent loan review specialists, do not receive any employee benefits from us and are only compensated for actual hours worked. Our direct cost of operations does not include an allocation of overhead costs.

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

Net Interest Expense

Net interest expense consists of interest paid on our debt net of interest received on our cash balances. Interest expense for the nine months ended September 30, 2006 primarily consisted of interest on our $150,000,000 term loan, amortization of debt issuance costs related to the term loan and interest on our revolving line of credit. Interest expense for the nine months ended September 30, 2005 primarily consisted of interest on our prior term loan, which had a balance of $37,750,000 at the start of the period, and interest on 12% senior subordinated and 12% subordinated notes issued to TA Associates and our other noteholders in connection with the acquisitions of Clayton Services and CFIS, respectively, by investment funds affiliated with TA Associates. The combined balance of the 12% senior subordinated and 12% subordinated notes at the start of the period was $29,486,478. The remaining balances of the prior term loan, the 12% senior subordinated notes and the 12% subordinated notes were repaid with the proceeds from our $150,000,000 term loan on December 8, 2005.

Loss from Extinguishment of Debt

On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on our $150,000,000 term loan and the entire $7,400,000 outstanding balance on our revolving line of credit. Due to the prepayment of $70,000,000 on our term loan, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2006 and 2005

Revenue

Our revenue was $61.0 million for the three months ended September 30, 2006, an increase of $7.0 million or 12.8%, compared to revenue of $54.0 million for the three months ended September 30, 2005. The increase was primarily due to an increase in volume in our conduit support services and special servicing businesses, as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton. Revenue for the three months ended September 30, 2006 included $1.8 million from Clayton Lender Solutions, Inc., (formerly d/b/a as Mortgage Resource Network), following the Company’s acquisition of substantially all of the assets of that business in February 2006.  Our total revenues per loan increased 0.4%, as growth in our non-loan related services offset reduced revenues per loan in our core due diligence business.  Revenues per loan in our core due diligence business decreased during the period due to an increase in the percentage of loans serviced in our central underwriting facility and an increase in the prevalence of other file reviews, in which we verify a limited number of data points in a loan file.  The total number of loans serviced increased by 12.4%.

Cost of Services

Our cost of services was $38.2 million for the three months ended September 30, 2006, an increase of $4.1 million or 12.1%, compared to cost of services of $34.1 million for the three months ended September 30, 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $29.7 million for the three months ended September 30, 2006, an increase of $4.8 million or 19.2%, compared to compensation expense of $24.9 million for the three months ended September 30, 2005.  The increase was primarily due to the growth in our conduit support services, special servicing, consulting and surveillance businesses, as well as the acquisition of Clayton Lender Solutions, Inc.  Compensation expense in our due diligence business also increased, as increased fixed expenses due to investments in product development and management infrastructure offset reduced variable expenses per loan.

Travel and Related Expenses. Travel and related expenses were $6.3 million for the three months ended September 30, 2006, a decrease of $1.2 million or 15.5%, compared to travel and related expenses of $7.5 million for the three months ended September 30, 2005.  Travel expenses per loan decreased by 24.8% due to reduced travel expenses per loan in our core due diligence business and a decrease in travel expenses in our non-loan related professional staffing services business.   Travel expenses per loan in our core due diligence business decreased due to reduced expenses per loan in our field business and an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs. Other direct costs were $2.2 million for the three months ended September 30, 2006, an increase of $0.5 million or 29.4%, compared to other direct costs of $1.7 million for the three months ended September 30, 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $15.8 million for the three months ended September 30, 2006, an increase of $3.3 million or 26.7%, compared to operating expenses of $12.5 million for the three months ended September 30, 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $6.0 million for the three months ended September 30, 2006, an increase of $1.3 million or 26.3%, compared to salaries and benefits of $4.7 million for the three months ended September 30, 2005.  This increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company and following the acquisition of Clayton Lender Solutions, Inc.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2006, an increase of $1.1 million or 26.1%, as compared to selling, general and administrative expenses of $4.0 million for the three months ended September 30, 2005.  This increase was due to general increases in occupancy, corporate governance, insurance, relocation and non-reimbursable travel costs relating to growth in our business, the acquisition of Clayton Lender Solutions, Inc. and becoming a public company.  These increases were partially offset by reduced consulting expenses and professional fees.

Depreciation and Amortization. Depreciation and amortization was $2.2 million for the three months ended September 30, 2006, an increase of $1.0 million or 84.0%, compared to depreciation and amortization of $1.2 million for the three months ended September 30, 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles. Amortization of intangibles was $2.6 million for the three months ended September 30, 2006, an increase of $0.1 million or 1.5%, compared to amortization of intangibles of $2.5 million for the three months ended September 30, 2005.

Interest Expense, net

Interest expense, net was $1.8 million for the three months ended September 30, 2006, a decrease of $0.2 million or 12.0%, compared to interest expense, net of $2.0 million for the three months ended September 30, 2005. This decrease was due to decreased borrowings under our credit facilities due to the prepayment of $70.0 million owed under our senior term loan following our initial public offering in March 2006 and higher interest income. See “—Liquidity and Capital Resources.”

Comparison of Nine Month Periods Ended September 30, 2006 and 2005

Revenue

Our revenue was $178.0 million for the nine months ended September 30, 2006, an increase of $26.8 million or 17.7%, compared to revenue of $151.2 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in volume in our conduit support services, special servicing and professional staffing services businesses as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton. Revenue for the nine months ended September 30, 2006 included $5.0 million from Clayton Lender Solutions, Inc., following the Company’s acquisition of substantially all of the assets of that business in February 2006. Due to growth in our non-loan related services, our total revenues per loan increased 18.4%. This increase offset a 0.5% decrease in the number of loans serviced during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  Revenues per loan in our core due diligence business decreased during the period due to an increase in the percentage of loans serviced in our central underwriting facility and an increase in the prevalence of other file reviews, in which we verify a limited number of data points in a loan file.

Cost of Services

Our cost of services was $118.2 million for the nine months ended September 30, 2006, an increase of $20.5 million or 20.9%, compared to cost of services of $97.7 million for the nine months ended September 30, 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $90.4 million for the nine months ended September 30, 2006, an increase of $18.6 million or 26.0%, compared to compensation expense of $71.8 million for the nine months ended September 30, 2005. The increase was primarily due to the growth in our conduit support services, professional staffing services, special servicing and consulting businesses, as well as the acquisition of Clayton Lender Solutions, Inc.  Compensation expense in our core due diligence business also increased, as a result of increased fixed expenses due to investments in product development and management infrastructure.

Travel and Related Expenses. Travel and related expenses were $20.2 million for the nine months ended September 30, 2006, a decrease of $1.7 million or 7.9%, compared to travel and related expenses of $21.9 million for the nine months ended September 30, 2005. Travel expenses per loan decreased by 7.5%, as reduced travel expenses per loan in our core due diligence business offset increased travel expense in our non-loan related professional staffing services business.  Travel expenses per loan in our core due diligence business declined due to an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs. Other direct costs were $7.5 million for the nine months ended September 30, 2006, an increase of $3.5 million or 87.0%, compared to other direct costs of $4.0 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $45.3 million for the nine months ended September 30, 2006, an increase of $8.1 million or 22.0%, compared to operating expenses of $37.2 million for the nine months ended September 30, 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $17.0 million for the nine months ended September 30, 2006, an increase of $3.0 million or 21.4%, compared to salaries and benefits of $14.0 million for the nine months ended September 30, 2005. Salaries and benefits expense for the nine months ended September 30, 2006 included $0.6 million of expense related to the acceleration of vesting of certain stock options as a result of the Company’s initial public offering in March 2006. The remaining increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company and following the acquisition of Clayton Lender Solutions, Inc.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $15.0 million for the nine months ended September 30, 2006, an increase of $2.6 million or 20.5%, compared to selling, general and administrative expenses of $12.4 million for the nine months ended September 30, 2005.   This increase was due to general increases in occupancy, corporate governance, insurance, recruiting, relocation, non-reimbursable travel and telecommunications costs relating to growth in our business, the acquisition of Clayton Lender Solutions, Inc. and becoming a public company.  These increases were partially offset by reduced consulting expenses and professional fees.

Depreciation and Amortization. Depreciation and amortization was $5.7 million for the nine months ended September 30, 2006, an increase of $2.6 million or 81.1%, compared to depreciation and amortization of $3.1 million for the nine months ended September 30, 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles. Amortization of intangibles was $7.7 million for the nine months ended September 30, 2006, an increase of $0.1 million or 1.1%, compared to amortization of intangibles of $7.6 million for the nine months ended September 30, 2005.

Interest Expense, net

Interest expense, net was $6.5 million for the nine months ended September 30, 2006, an increase of $0.7 million or 11.7%, compared to interest expense, net of $5.8 million for the nine months ended September 30, 2005. This increase was due to increased borrowings outstanding under our credit facilities during the first three months of the year prior to our initial public offering. See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the nine months ended September 30, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on our term loan following our initial public offering. See “—Liquidity and Capital Resources.”

Liquidity and Capital Resources

Historically, we have financed our growth from cash flow from operations and bank borrowings. We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement, will be sufficient to finance our current operations, planned capital expenditures and internal growth at least through the next twelve months. On March 29, 2006, we issued 8,625,000 shares of common stock, including 1,125,000 shares issued through the exercise of the underwriters’ over-allotment option, at a price of $17.00 per share through our initial public offering of common stock.

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

•                  fund $1.6 million of working capital.

On February 3, 2006, we acquired substantially all of the assets and assumed certain liabilities of Clayton Lender Solutions, Inc. (formerly known as Mortgage Resource Network) for an aggregate purchase price and fees aggregating approximately $5.7 million.  Working capital was used to fund the acquisition of such assets and assumed liabilities. Clayton Lender Solutions, Inc. is engaged in the business of providing outsourced mortgage processing and fulfillment services to the mortgage industry, including mortgage brokers, lenders and securitizers.

Our operating activities provided cash of $21.0 million and $2.5 million in the nine months ended September 30, 2006 and 2005, respectively. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the nine months ended September 30, 2006 was generated from net income of $4.3 million plus $15.4 million of non cash charges plus $1.3 million from a net decrease in current assets, primarily due to an increase in accrued expenses and a decrease in prepaid taxes partially offset by an increase in accounts receivable and unbilled receivables and a decrease in deferred revenue. Cash provided by operations for the nine months ended September 30, 2005 resulted from $6.3 million of net income plus $11.4 million of non cash charges and was negatively impacted by a net increase in operating assets of $15.3 million primarily from an increase in the balance of accounts receivable as a result of an increase in the amount of time receivables remained outstanding. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $13.4 million and $8.8 million in the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities in the nine months ended September 30, 2006 primarily consisted of the Clayton Lender Solutions,  Inc. acquisition and capital expenditures. Cash used in investing activities in the nine months ended September 30, 2005 primarily consisted of capital expenditures and the acquisition of NYSIS, Inc.

Our financing activities provided cash of $8.6 million and $0.4 million in the nine months ended September 30, 2006 and 2005, respectively. The principal sources of cash from financing activities in the nine months ended September 30, 2006 were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above. The principal sources of cash from financing activities in the nine months ended September 30, 2005 were borrowings under our prior revolving credit agreement, partially offset by loan repayments and distributions to shareholders.

Cash paid for interest expense was $6.0 million and $5.4 million in each of the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In the nine months ended September 30, 2005, the majority of interest expense was paid on borrowings outstanding under our subordinated notes, senior subordinated notes, prior revolving line of credit and prior term loan.

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

The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. As of September 30, 2006, we were in compliance with all debt covenants. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the credit agreement bear interest at the applicable LIBOR rate plus 3.0% or Prime Rate plus 2.0%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined.

At September 30, 2006, there was an outstanding balance of $79.8 million under the term loan and no outstanding balance under the revolving credit facility.

Interest Rate Cap

In September 2004, we purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on our floating-rate debt interest expense. In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero.  The terms of the interest rate cap agreement, which expired on September 30, 2006, provide that we would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%.  During the third quarter of 2006 the Company received approximately $19,300 which was recorded as a reduction of interest expense.  The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of September 30, 2006.

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term loans and loans payable	$79,799	$200	$2,406	$77,193	$—
Capital lease obligations	959	92	751	116	—
Operating lease obligations	9,067	707	6,772	1,113	475

Total	$89,825	$999	$9,929	$78,422	$475

Off-Balance-Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2005, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1 (File No. 333-129526), declared effective by the Securities and Exchange Commission on March 23, 2006, which includes audited financial statements for the year ended December 31, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, we added and integrated professionals possessing significant accounting and control expertise to our finance and accounting staff, drafted and implemented critical accounting policies and procedures, and trained certain key personnel with responsibilities for financial and tax reporting to address the material weakness in our internal control over financial reporting identified as existing on March 31, 2006 and June 30, 2006. Other than these actions, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 26, 2006, we held our Annual Meeting of Stockholders.  At the meeting, the stockholders re-elected Frank P. Filipps, Stephen M. Lamando and Margaret Sue Ellis to the Board of Directors, each to serve for a three-year term as a Class I Director.  19,323,905 votes were cast for Mr. Filipps’ election; 136,454 votes were cast to withhold authority for Mr. Filipps.  19,144,818 votes were cast for Mr. Lamando’s election; 315,541 votes were cast to withhold authority for Mr. Lamando.  19,148,007 votes were cast for Ms. Ellis’ election; 312,352 votes were cast to withhold authority for Ms. Ellis.  Also at the meeting, the stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the current year.  The votes cast to ratify Grant Thornton LLP’s appointment were as follows: 19,454,580 shares voted for, 1,670 voted against and 4,109 shares abstained from voting.

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

CLAYTON HOLDINGS, INC.

Date: November 10, 2006	By:	/s/ Frederick C. Herbst
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