Form 10-K
period 2006-12-31
CLAYTON HOLDINGS INC
filed 2007-03-23
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-51846

CLAYTON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2660764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Corporate Drive Shelton, Connecticut	06484
(Address of principal executive offices)	(Zip Code)

(203) 926-5600

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $137,268,122 (based on the closing price for the registrant’s common stock on the Nasdaq Global Market of $13.05 per share). At February 28, 2007, 20,996,735 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.                          Business

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

References in this Annual Report on Form 10-K to “Clayton,” the “Company,” “we,” “us” or “our” are to Clayton Holdings, Inc., a Delaware corporation, and its subsidiaries.

Overview

We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securitizations. Our services include:

•       transaction management, which consists of due diligence and mortgage processing services for buyers of mortgage loans (conduit support services);

•       professional staffing;

•       compliance products and services;

•       oversight and reporting on mortgage-backed securities (credit risk management and surveillance); and

•       specialized loan servicing services (special servicing), and consulting services.

We use proprietary technology and processes to provide these services throughout the full lifecycle of a loan, from loan origination, aggregation and securitization to the surveillance and administration of loans and securities.

We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We have long-standing client relationships with many of the leading capital markets firms, banks and lending institutions, including the largest MBS issuers/dealers, mortgage and bond insurance companies and fixed income investors. We believe that we are a leading provider of these services to our clients due to our 16 years of experience, our deep knowledge of the industry and our database of non-conforming loan transactions. During 2006, we performed detailed analyses on over 940,000 loans totaling over $170.0 billion in principal value, which represented approximately 9.1% of the total principal balance of U.S. non-conforming mortgage loan originations over such period. As of December 31, 2006, we were monitoring over $418.0 billion in loans underlying MBS, which represented 22.8% of the total outstanding U.S. non-agency MBS at such date.

Conforming residential mortgage loans are loans that adhere to the underwriting guidelines of the government sponsored entities, or GSEs, such as the Government National Mortgage Association (Ginnie Mae), the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). Non-conforming residential mortgage loans are loans that do not meet the underwriting guidelines of the GSEs, typically because of one or a combination of the following: loan size, borrower credit profile, loan to value ratio, documentation or type of loan.

MBS issued by GSEs are referred to as agency MBS, and have historically comprised a majority of the residential MBS that have been issued. A large segment of the MBS market includes private-label, or non-agency, issuers such as capital markets firms and banks.

We generate the majority of our revenue from the services we provide to support the large non-agency MBS and non-conforming mortgage loan markets. In 2006, the aggregate principal value of new issuances of non agency MBS was $1,146 billion, up from $136 billion in 2000, although the 2006 total was down slightly from $1,191 billion in 2005. The principal balance of non-conforming mortgage loan originations was $1.9 trillion in 2006, up from $390 billion in 2000. Securitization rates for non-conforming mortgage loans have increased from 34.6% in 2000 to 58.8% in 2006. We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2007 than in 2006. We expect these markets will have moderate growth over the long term. We believe there will be continued demand for and availability of new loan products and increased home ownership driven in part by first-time homeowners, minorities and immigrants. Further, we believe that several trends support the demand for our services, including the growth in outsourced services by capital markets firms and other major mortgage loan market participants, the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry, investors’ growing demand for loan performance data, fueled in part by the downturn in the non-prime mortgage loan market and the movement by buyers toward purchasing smaller pools of loans from a larger number of sellers.

As a result of the growth in non-conforming mortgage loan originations and the concurrent growth in, and market demand for, non-agency MBS, loan buyers, sellers and MBS investors seek specialized outsourced services, information-based analytics and specialty consulting when buying, selling or servicing mortgage-related loans and securities.

We have achieved strong financial results, with revenue increasing from $52.1 million in fiscal 2002 to $239.2 million in fiscal 2006. Income from operations increased from $9.8 million in fiscal 2002 to $22.5 million in fiscal 2006.

Our Service Offerings

Our services, as depicted in the following diagram, support the principal stages in the lifecycle of a mortgage loan.

Transaction Management

Transaction management services have historically constituted a majority of our business. We provide a full range of outsourced transaction management services to our clients, including due diligence, compliance services, conduit support services and staffing. We combine our extensive knowledge of, and experience in, loan origination, servicing, securitization and project management with an approach tailored to our clients’ needs. Through our consulting business we advise clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement. For the years ended December 31, 2006, 2005 and 2004, transaction management revenue accounted for 79.9%, 83.6% and 88.4%, respectively, of total revenue.

Due Diligence Services

Our due diligence services primarily help loan buyers and sellers make better decisions on how they price portfolios and manage risk. We consult with our clients to customize the scope of each due diligence assignment based on factors such as the client’s history and experience with the seller, the size and experience of the seller, the representations and warranties to be provided to the buyer, the type of loan and the quality of the data. We provide our services through our internal proprietary systems including the Clayton Loan Analysis System, or CLAS, our High Cost Analyzer, or HCA, our pool of independent loan review specialists and our employees. We provide due diligence services on residential, commercial and consumer loans.

The following summary describes several key services available in a representative transaction involving due diligence on residential loans, which constitute a majority of the loans we review:

•       Data Integrity:   We verify and enhance data presented to us by the seller. We accomplish this through the use of electronic checks and edits, manual data integrity checks and data comparison.

•       Credit Underwriting:   Aided by CLAS, we review and assess the credit quality of each loan by re-underwriting it to the seller’s origination guidelines and/or buyer’s credit guidelines. We assign preliminary credit event grades of 1, 2 or 3 (which denote, respectively, whether the loan is within benchmark guidelines, outside of the guidelines but should be considered for purchase based upon compensating factors, or outside of the guidelines and should be rejected) to each loan and then subsequently reconcile the differences, if any, between the buyer and the seller.

•       Regulatory Compliance:   We review loans for regulatory compliance using the proprietary compliance module of our CLAS system. This module, which incorporates relevant laws and regulations and is monitored by our internal compliance specialists and periodically reviewed by our external legal counsel, filters loan data against relevant federal, state and local high cost and predatory lending regulations (including the Home Ownership and Equity Protection Act and Truth in Lending Act) for the presence of material exceptions. The module then renders a decision and assigns a preliminary compliance event grade indicating whether the loans are compliant, need additional review due to lack of evidentiary documentation or contain a compliance exception to be addressed. After reconciliation, we assign final event grades to the loans and deliver the results to the buyer.

•       Fraud:   We have developed a fraud review methodology that combines our proprietary process with vendor-based fraud detection solutions. We can also integrate the results from a loan buyer’s preferred fraud detection vendor into our system. Our review process includes a verification of borrower identity, residence, employment, property and closing procedures. We also perform a legal document review of the note, mortgage, riders, title and mortgage insurance details. We review loans for possible fraud and flag those indicating characteristics requiring further evaluation. The flagged loans are thoroughly researched and the results are reported to the buyer (and if the buyer permits, the seller). If items can be cured, the relevant loans are marked for purchase by the buyer. Items which remain open are reported to the buyer for further evaluation.

•       Property Valuations:   In addition to providing various property valuation management services, we also use third party valuation providers and internal resources to revalue or perform an additional review of the property. Our objective is to assess and enhance the level of confidence in property values. We report to the buyer those loans with collateral value variances outside of pre-determined tolerance levels.

•       Trailing Document Collection:   We manage the collection of any additional documentation required to underwrite loans presented to the buyer for purchase. Missing documents are identified during the initial file review and the applicable loans are flagged as appropriate. These loans are forwarded to our resolutions team which initiates the curing process. The team reviews the trailing documentation and through a designated client service manager, informs the potential buyer (and if the buyer permits, the seller) if the documentation provided was sufficient to clear a pending condition.

Presently, the majority of our due diligence services is conducted at our loan sellers’ facilities by our independent loan review specialists. Our centralized underwriting facilities in Shelton, Connecticut and Tampa, Florida replicate the capabilities of an on-site due diligence team, while limiting related travel costs. Clients may ship loan files electronically or by conventional mail delivery to these facilities. Our acquisition of substantially all of the assets of NISYS, Inc. in March 2005 enhanced our ability to move our process to a paperless environment, increasing the efficiency with which we deliver our services and the ability to deliver our services from a centralized platform. The centralized underwriting facilities provide us and our clients with significant cost-savings, and we expect to shift a greater volume of due diligence services to centralized underwriting operations in the future.

Conduit Support Services

Our conduit support services provide the technology and systems required to manage key aspects of a buyer’s loan acquisition pipeline, including overall process management, due diligence, fulfillment, funding and integration with third-party service providers. Typically, conduits act as the financial intermediary between loan originators and investors. We provide our clients with a flexible processing platform which can be readily modified to support their purchase of individual mortgage loans and small and mid-size mortgage pools from a variety of originators, regardless of volume.

In addition to the due diligence services described above, we may perform the following operational functions as part of our conduit support services:

•       Creation of a Loan Servicing and Custodian Data Set:   To facilitate the purchase of loans, we collect all data fields required by a third party to begin servicing the loans which are purchased through the conduit as well as those required by the custodian. This data set is converted into the format required by the servicer or custodian and subsequently delivered to the servicer or custodian on a timely basis.

•       Loan File Management:   We manage the maintenance, access and delivery of original loan files including copying, imaging and/or storage.

•       Seller Support Desk:   We maintain a seller support desk where sellers can call to discuss individual loan status and issues, as well as commitment status.

•       Reporting:   Reports and loan status are made available for both the buyer and the related seller via our password protected website, clayton.com. The website enables the user to view current and archived due diligence results, stratify portfolios and perform in-depth analysis, and manage master commitment contracts associated with a set of mortgage deliveries.

Professional Staffing Services

Through our staffing services, clients obtain access to qualified independent mortgage loan professionals to augment their staffs on both a long- and short-term basis. Clients can utilize these mortgage loan professionals to manage special projects and satisfy cyclical or unforeseen demand, while reducing human resource cost and risk. We typically provide these services to our clients as part of an existing or potentially broader relationship.

Compliance Products

We provide our proprietary compliance testing engine through the High Cost Analyzer suite, or HCA, to market participants including loan originators. HCA is an on-line tool that is used to verify that loans comply with the most recent and relevant predatory lending regulations at the federal, state and local levels. Our team of compliance specialists regularly update HCA and it is reviewed periodically by external legal counsel. HCA’s unique filtering approach can test and identify all loans for additional detailed analysis, as necessary, to ensure compliance with new or changing predatory lending regulations. Originators have begun to test for loan compliance as a safeguard against originating a loan that will not be funded due to non-compliance and to mitigate the potential decreased value of selling a non-compliant loan into the secondary market.

Surveillance and Special Servicing

Our surveillance and special servicing businesses extend our services beyond the origination process to the later stages in the life of a loan, including ongoing monitoring and management of loans in the securitization process. These services also provide performance data which we believe, when linked to data collected in our up-front transaction management services, will allow our clients to more effectively assess risk at the point of underwriting/origination.

Credit Risk Management and Surveillance

Through Clayton Fixed Income Services, formerly The Murrayhill Company, we provide surveillance and credit risk management services to MBS underwriters, issuers, services and investors. These services consist of oversight and reporting on predominantly residential non-agency MBS. These credit risk management and surveillance services are typically contract-based for the remaining life of the security. Frequently, our efforts result in cash recoveries and uncover costly systemic errors for our clients.

Our credit risk management activities are centered on seven core processes, and may include any of the following:

•       Data Verification.   We conduct an initial review and verification of key mortgage loan data provided by servicers or other third parties.

•       Loan-level Surveillance.   Our analysts utilize a proprietary risk-filtering technology to identify loans that present a higher degree of risk to the performance of the transactions. For example, our technology searches for loans with significant declines in value, indications of fraud, lengthy foreclosure timelines and loans with characteristics that do not fit the applicable criteria of the securitization. Such loans receive increased oversight that proactively mitigates securitization losses.

•       Loan Repurchases.   We identify loans that may be subject to repurchase or replacement as a result of a failure to meet the applicable securitization criteria and such loans may be repurchased or replaced by the seller. We also facilitate the repurchase process in certain instances.

•       Loss Analysis.   We scrutinize losses in the portfolio searching for miscellaneous processing errors, such as duplicate fees, high escrow advances, overstated legal fees and questionable broker fees.

•       Prepayment Premium Analysis.   Frequently, the securitizations that we monitor contain loans with prepayment penalties. We monitor the loans that have been paid in full to ensure that any applicable penalties are collected and remitted properly.

•       Mortgage Insurance Analysis.   Many loans within the securitizations that we monitor have mortgage insurance. We oversee these loans to ensure that coverage is accurate, claims are filed and processed in a timely manner and proceeds are collected and remitted properly.

•       Remittance Reconciliation.   We review each cash remittance to ensure that it reconciles with the monthly loan level data.

One of our signature services is the Clayton Fixed Income Services “Value Add” notification which we send to clients to notify them of situations in which we have uncovered errors resulting in savings to the MBS investor. During 2004, through our Value Add notifications, we notified clients of more than $48.0 million in potential increased collections or cost savings. During 2006 and 2005, we sent Value Add notifications identifying errors representing more than $143.8 million and $79.6 million, respectively, in potential savings.

We also evaluate servicers for operational quality using our proprietary benchmarking methodology that gauges a servicer’s operational quality relative to its servicing volume and its industry peers. We regularly consult with servicers to help them improve their operations and enhance the overall performance of the pools of loans they service and the corresponding MBS.

For the years ended December 31, 2006, 2005 and 2004, surveillance revenue accounted for 14.6%, 12.2% and 7.8%, respectively, of total revenue.

Special Servicing

Our special servicing activities facilitate the management and disposition of sub-performing and non-performing loans. Sub-performing and non-performing loans are typically classified as loans where the borrower/obligor is over 30 days delinquent, and include loans for which the lienholder may, in the future, take possession through foreclosure proceedings. We believe that this service is countercyclical to our origination focused services as economic conditions which typically have a negative impact on origination volume also tend to lead to rising delinquencies and defaults.

Our services include comprehensive loan management for defaulted and delinquent loans, collection management and oversight, loss mitigation, foreclosure and bankruptcy administration, eviction and real estate owned (REO) disposition oversight. We use our proprietary Mortgage Asset Recovery System, or MARS, to assess risk and value enhancement alternatives, and to identify optimal asset disposition methods.

In August 2005, we signed an agreement with a unit of a major capital markets institution to perform servicing management for conforming and non-conforming mortgage loans. The agreement contained an exclusivity provision that expired in February 2007. Pursuant to this agreement, we entered into a subservicing agreement with a major mortgage servicing company that acts as a front end servicer on loans that are owned by our client. The front end servicer handles the collection and application of payments on mortgage loans, as well as accounting and administrative functions.

The services we directly provide include:

•       oversight of transfer of loan documents and data to the servicer;

•       front end servicer collection oversight;

•       loss mitigation;

•       investor reporting review and reconciliation;

•       foreclosure management and monitoring;

•       eviction initiation and monitoring;

•       bankruptcy management and monitoring;

•       preliminary property preservation and security; and

•       REO referral and monitoring.

For the years ended December 31, 2006, 2005 and 2004, special servicing revenue accounted for 5.5%, 4.2% and 3.8%, respectively, of total revenue.

Competitive Strengths

We believe that we have developed a strong reputation among our clients and that we have the following competitive strengths:

•       Long-term Relationships with Industry Participants.   We provide our services to the leading buyers and sellers of, and investors in, residential and commercial loan portfolios and securities. Our clients include major capital markets firms, banks and lending institutions, including the largest MBS issuers/dealers, mortgage and bond insurance companies and fixed income investors. During 2006, 2005 and 2004, we worked with each of the 10 largest non-agency MBS underwriters, as ranked by Inside MBS & ABS, which accounted for 73%, 73% and 78% of total underwriting volume during those respective periods.

•       Deep Market Expertise, Experienced Professionals and Proprietary Technology.    As a pioneer in providing outsourced mortgage loan related services to institutional participants in the mortgage industry, we have developed considerable industry experience and a large database of loan information. We believe that we were the first significant service provider in the industry to build a technology platform to refine the due diligence process from a primarily manual process to a highly automated, computer-driven review. Our highly trained and experienced professionals assist clients across all stages of the loan lifecycle, and can access our experience, process and data, which we refer to as our intellectual capital, from thousands of historical transactions to strengthen their recommendations and analysis.

•       Comprehensive Suite of Outsourced Services and Mortgage-Related Analytics.   We provide a comprehensive suite of outsourced services, mortgage-related analytics and specialized consulting services to the mortgage loan and MBS industries. Our services and information support the lifecycle of a loan from origination through maturity, with data and analytics aggregated and utilized by us and our clients. Our services combine our core expertise in transaction management and due diligence and our sophisticated technology.

•       Scalable and Flexible Operating Model.   We operate a highly scalable and flexible operating model based on a proprietary technology platform, large database of mortgage loan information and a flexible, mobile workforce of experienced, qualified and trained independent loan review specialists. We have invested significant time and money developing our technology platform, which is capable of analyzing high volumes of data and generating accurate information and reports for our clients. With a substantial database of information already amassed and an advanced technology platform in place, we believe we are well-positioned to profitably grow our business.

•       Critical Position at the Nexus of Loan Buyers, Sellers and Investors.   Our comprehensive suite of outsourced services, industry experience, large database of loan information, numerous and long-standing relationships with leading capital market participants and strong reputation have positioned us at the nexus of mortgage loan portfolio buyers, sellers and investors. Through the services we provide, we perform necessary functions across the lifecycle of a loan and effectively act as a facilitator for the loan buyer and investor communities.

Through the combination of our due diligence and surveillance business units, we are able to link loan origination data with ongoing loan performance data to enable sophisticated data aggregation, dynamic reporting capabilities and advanced loan analytics. This seamless delivery of a broad spectrum of centralized services and information that supports the lifecycle of a loan helps our clients make better buying decisions.

Clients

Since 1990, our clients have included many of the leading capital markets firms, banks and lending institutions, mortgage and bond insurance companies, MBS issuers/dealers, conduits and fixed income investors.

For the year ended December 31, 2006, revenue from our largest two clients, Deutsche Bank and Morgan Stanley, accounted for an aggregate of 23.8% of our total revenue. Each of these clients accounted for more than 10% of our total revenue.

For the year ended December 31, 2005, revenue from our largest two clients, Lehman Brothers and Morgan Stanley, accounted for an aggregate of 24.1% of our total revenue. Each of these clients accounted for more than 10% of our total revenue.

Segment Information

Note 18, Segment Information, to the Consolidated Financial Statements provides financial information about our segments. Beginning October 1, 2006, we have reclassified our financial information for the last three fiscal years to reflect our new internal organization by transaction management, special servicing and surveillance segments. During 2006, we restructured the management and operations of our businesses and realigned our segment reporting to match these changes.

Financial Information about Geographic Areas

We have no material foreign operations.

Information Technology

Proprietary Technology

We use proprietary technology to improve quality and productivity, facilitate client interaction, organize knowledge and capture the full value of data collected. Our technology is supported by a network infrastructure that is designed to securely handle large amounts of data. Our proprietary technology applications include:

Clayton Loan Analysis System, CLAS Conduit and CLAS Reporting Tool.   Our due diligence process utilizes the CLAS application. CLAS collects data and verifies it for accuracy during the on-site and centralized underwriting loan file review process. Additionally, CLAS accommodates all mortgage loan and other asset types and is a customizable application that gathers appropriate data depending on the scope of the project. CLAS verifies and tests the reasonableness and accuracy of all captured data. The system also has the ability to produce reports that identify emerging trends, while providing a real-time overview of asset quality.

High Cost Analyzer.   HCA is a web-based application derived from CLAS that helps market participants identify loans that exceed federal, state and local predatory lending thresholds. Our experienced compliance professionals monitor changes in laws and regulations and update HCA accordingly. In addition, HCA is integrated with a leading on-line publisher of reference information and forms for the residential mortgage lending industry. This integration provides direct access to applicable predatory lending legislation, and streamlines the research process for compliance professionals.

Scout.   Scout is an application that supports image-enabled due diligence. Scout accepts electronic images through secure file transfer protocol (sftp), DVD and CD. Images are processed, indexed and presented in our customized web-based viewer. In addition, the system utilizes OCR (Optical Character Recognition) to capture data from the loan images and present the data to a team for verification of accuracy. Scout then transfers data to CLAS and pre-populates fields based on the data collected.

Clayton.com.   Clayton.com facilitates data conversion, analysis and electronic due diligence. Clayton.com is our portal through which clients, employees and our independent loan review specialists access reports and communicate with each other on transactions they are managing. Our conduit support services also use clayton.com to provide information to loan buyers and sellers as to the status of the loan acquisition process.

Mortgage Asset Recovery System.   MARS is a proprietary servicing platform that assesses risk and value enhancement alternatives and identifies the optimal asset disposition methods for both performing and non-performing loans.

Clayton Fixed Income Services Report Archive.   Report Archive is a secure web-based application used by our clients to download prior and current Credit Risk Manager reports for individual securitizations.

Technology Infrastructure

Our technology infrastructure is comprised of networks, data centers, and multiple independent local area networks located in Shelton, Connecticut; Tulsa, Oklahoma; Indianapolis, Indiana; Tampa, Florida; Denver, Colorado; and Costa Mesa, California. Our business applications run on both shared and dedicated platforms, and when necessary, are accessible from each of our operating locations. These interlinked networks and data centers increase system availability in the event of an unplanned business interruption.

Our architecture accommodates high volumes of transactions and load balance processing across multiple servers, assuring availability in the event of a single component hardware or system failure. By utilizing clustering and load balancing technologies, each web, application and database tier can scale horizontally as transactional volume increases over time.

Our primary data center is located in Shelton, Connecticut. Our application, network and voice infrastructure are housed in a secure, environmentally controlled data center with 24-hour system monitoring and threshold alerting. Access to the facilities is controlled through the use of individually issued magnetic access security cards. We use proprietary network security architecture with procedural requirements for network address translation, port filtering and redirection. We employ a redundant firewall infrastructure for layered network traffic management. In the event of power failure, our data center is protected by uninterruptible power supply battery backup and a natural gas power generator. We also utilize redundant telecommunications lines to ensure high availability for our voice and data networks. We maintain physical, electronic and procedural safeguards to store and secure client information from unauthorized access and use, alteration and destruction. Our own policies and procedures have been developed to protect the confidentiality of client information and to comply with relevant rules and regulations, while meeting our clients’ service requirements.

Intellectual Property

We rely on copyright and trade secret law to protect our technology. Additionally, we have developed a number of brands that have accumulated substantial recognition in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights. We regard our internally-developed software as proprietary and utilize a combination of copyright, trade secret laws, internal security practices and employee non-disclosure agreements for intellectual property protection. We believe that we hold all proprietary rights necessary to conduct our business.

In 2001, CFIS filed two patent applications (each with multiple claims) related to data filtering technology. The first patent relates to analyzing investment data in a manner that provides a single comprehensive tool for filtering a loan pool to identify characteristics of the loan pool and the loans in the pool. The second patent relates to an invention that provides methods useful for the surveillance of loan pools and investing in loan pools, including a method for generating a loss list, for estimating a loss for a loan, and for determining a probability of loss for a loan. These two patent applications are pending.

In 2004, CFIS filed a provisional patent application related to its Question Portal, a secure, internet-accessible site that enables us to communicate directly with parties to a securitization (including servicers, master servicers, and insurance companies). The Question Portal technology enables instant communication, tracks all questions and responses and provides a variety of analytics on the types of issues, aging of issues and response times of our and a service provider’s personnel. In 2005, we filed a non-provisional patent application for the Question Portal. The application is pending.

Competition

The market for our services is highly fragmented, highly competitive and rapidly changing. We compete with several providers of due diligence services, the four largest public accounting firms, and other providers focused on technology products, staffing services, portfolio management, credit risk management and surveillance services. Although several organizations compete with us across multiple business lines, we believe no firm competes with us across all of the service offerings that we provide. We believe the following are the principal factors by which providers of information-based analytics and knowledge-based services to the MBS market compete for business:

•       quality and depth of underlying databases;

•       breadth of services offered;

•       client service and support;

•       proprietary nature of methodologies, databases and technical platform;

•       recognition as industry leader and developer of the industry standard;

•       level of brand recognition and credibility as a participant in the secondary market; and

•       performance track record for services provided on transactions executed.

Government Regulation

Our business is subject to certain federal, state and local laws and regulations. In particular, our subsidiaries that provide mortgage loan servicing services are subject to licensure as a mortgage loan servicer and collection agency in certain states. As a licensee, these subsidiaries must comply with certain state laws, including state collection laws. In addition, these subsidiaries are subject to certain other federal, state and local laws and regulations, including Regulation AB, the Real Estate and Settlement Procedures Act and Regulation X, the Equal Credit Opportunity Act and Regulation B, the Fair Housing Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Title V of the Gramm-Leach-Bliley Act of 1999, and state privacy and data security laws.

Employees and Independent Loan Review Specialists

As of December 31, 2006, we employed 589 persons on a full-time basis. In addition, during 2006, we used the services of 1,935 independent loan review specialists and other qualified independent mortgage loan professionals to perform transaction due diligence and other services for our clients. None of our employees or independent loan review specialists is represented by a union or is covered by a collective bargaining agreement. We believe that our relations with our employees and independent loan review specialists are good. A majority of our independent loan review specialists are employed by a professional employee organization and assigned to us upon our request. The independent loan review specialists then undergo our thorough training program. The professional employee organization assumes responsibility for all payroll, benefits and workers compensation obligations in connection with the independent loan review specialists. Our agreement with the professional employee organization may be terminated by either party, with or without cause, with 90 days prior written notice. Our agreement with the professional employee organization provides us with staffing flexibility and a greater ability to manage labor and overhead costs.

Item 1A.                  Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page two of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

Adverse changes in the mortgage-backed securities, or MBS, market, particularly in the non-agency or non-conforming sector, the mortgage lending industry or the housing market could result in a reduced demand for our services.

Our business is driven in part by the MBS market, and in particular the non-agency market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, economic conditions, taxation policies, availability of credit, employment levels, stringency of underwriting guidelines and wage and salary levels. Adverse changes in any of these trends, the recent downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result in a reduced demand for our services and diminish our revenues. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations.

Our profitability can be affected by fluctuations in the volume of activity in the non-prime mortgage lending market.

A large portion of our revenue is generated by various services performed for buyers of, or investors in, non-prime mortgages. Recently, several non-prime mortgage companies have encountered financial difficulties as a result of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud. As a result, certain buyers of, and some investors in, non-prime mortgages have adjusted their investment allocations away from non-prime MBS, begun demanding a higher risk premium for their investment or insisted that non-prime lenders tighten their underwriting standards. These developments may, and in some cases have, increased the cost of capital for non-prime lenders or inhibited their ability to sell their products. As a result, the number of non-prime mortgages that are being originated may be reduced. This, in turn, may reduce the volume of non-prime loans that are being securitized by our customers. Securitization volumes are also affected by other factors including the relative demands for such loans and mortgage-backed securities evidencing interests in such loans, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities, and the risks posed by such products. A sustained reduction in the volume of securitizations of non-prime mortgages may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations.

Higher rates of loss in pools of loans that we service could result in lower demand for our services and damage to our reputation as a loan servicer.

We are in the business of servicing non-performing mortgage loans. If we experience higher-than-expected levels of loss severity in pools of loans that we service, the demand for our services may be reduced, which would result in a loss of future servicing income and may damage our reputation as a loan servicer and may impair our ability to attract new clients.

A sustained downturn in the residential mortgage loan origination business, which is a cyclical industry, may adversely affect our business and harm our operations.

The residential mortgage lending origination business has historically been a cyclical industry. The residential mortgage lending industry experienced rapid growth from 2001 through 2005 due, in large part, to declining interest rates. In 2006, the industry experienced a slight decline, and is expected to further decline in the near-term. During periods of rising interest rates, mortgage loan originations generally decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. An extended decrease in mortgage loan originations may lead to fewer issuances of mortgage-backed securities and, consequently, demand for our transaction management services may be materially reduced. Our historical performance may not be indicative of results that would occur in a rising interest rate environment during which our results of operations may be materially adversely affected.

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

For the year ended December 31, 2006, revenue from our largest two clients, Deutsche Bank and Morgan Stanley, accounted for an aggregate of 23.8% of our total revenue. Each of these clients accounted for more than 10% of our total revenue. We have experienced similar levels of customer concentration in prior years and we expect these levels of concentration to continue into the foreseeable future. While we have long-standing relationships with our major clients, we generally do not have long-term contracts with these or our other clients. As a result, such clients could significantly decrease or cease their business with us upon limited or no notice. Any loss of major clients or a reduction in the type or scope of services for which such clients engage us could adversely affect our business and results of operations.

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

Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have an impact on our clients’ businesses. For example, our clients depend on us to accurately evaluate compliance with underwriting and regulatory criteria in connection with their analysis of mortgage securities. If a client incurs losses as a result of the services we provide, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay all or part of our fees. In some cases, a client may seek to recover its losses pursuant to indemnification rights. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. In addition to the costs associated with litigation and claims, the perceived exposure to professional liability may make it more expensive to obtain and maintain insurance, including errors and omissions insurance. While we have not experienced any such claims or been subject to litigation to date, any such occurrence could have an adverse effect on our business and results of operations.

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

We rely heavily upon information systems to conduct our business. As we implement our growth strategy this reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third party information systems on which we rely could significantly impede our ability to operate our business. Although such failures, interruptions or breaches have not occurred in the past, we cannot assure you that one will not happen in the future, or if they do occur that we or the third parties on whom we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data systems interruptions, but we have not instituted fully redundant systems. If we do not build and maintain redundant systems for our data, current clients may terminate their engagements with us and potential clients may utilize one of our competitors for their service needs. The occurrence of any failure, interruption or breach could significantly harm our business. We may be required to expend significant capital and other resources to license encryption technology and additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause clients to terminate their relationships with us.

If we lose the services of certain key executive officers, we may not be able to execute our business strategy, manage our growth or compete effectively.

Our future success depends in large part on the continued service of our key executive officers, including Frank P. Filipps, our Chief Executive Officer, D. Keith Johnson, our President and Chief Operating Officer and Frederick C. Herbst, our Chief Financial Officer. Although we have employment and non-competition agreements with these executive officers, these individuals may nevertheless leave us. We cannot assure you that these executive officers can be replaced with equally skilled and experienced professionals. Because these executive officers would be difficult to replace, the loss of their services could have an adverse effect on our business and results of operations.

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

We have focused on selling our services primarily in the residential non-agency MBS market. Although we currently offer services for other consumer and commercial loan types and related securities, we may expand further into these and other asset classes or geographic regions. Efforts to expand our product offerings beyond the principal market that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to developing new product offerings, which could have a material adverse effect on our business and results of operations. Moreover, efforts to expand beyond our existing markets may not result in the creation of new products that achieve market acceptance, create additional revenues or become profitable.

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

Our success and competitive position depend in part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We have received federal trademark registrations for CLAYTON and BEYOND DILIGENT, and have filed federal trademark applications to help protect certain trademarks that we use in conjunction with our business, including HIGH COST ANALYZER, HIGH COST FOCUS, CLAS, MASTEREPORTER and our Clayton logo. Our pending applications may not be registered by the U.S. Patent and Trademark Office, and third parties may challenge the validity or scope of the trademark applications or registrations. Despite our proprietary rights, there can be no assurance that others will not develop similar products, duplicate our products or design around our products.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

We have entered into a senior loan agreement providing for a $150.0 million term loan and a $50.0 million revolving line of credit. As of December 31, 2006, the unpaid principal balance of our term loan was $64.6 million. Among other things, this senior loan agreement restricts our ability to:

•       incur or guaranty additional indebtedness;

•       make capital expenditures;

•       create liens;

•       enter into transactions with affiliates;

•       make loans or investments;

•       sell assets;

•       pay dividends or make distributions on, or repurchase, our stock; or

•       consolidate or merge with other entities.

In addition, our senior credit facility requires us to maintain specified financial covenants, which we have complied with as of December 31, 2006. The operating and financial restrictions and covenants in this credit facility, as well as any future financing agreements, may restrict our ability to finance our operations, engage in business activities or expand or pursue our business strategies. Our ability to comply with our obligations under the credit facility may be affected by events beyond our control. We may not be able to meet those obligations. A breach of any of our obligations under the credit facility could result in a default, cause any future indebtedness under the revolving line of credit that may be outstanding to become immediately due and payable, and terminate all commitments to extend further credit. We cannot assure you that we will have sufficient assets to repay our credit facility upon any default. If we were unable to repay any outstanding indebtedness, the bank could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, including certain intellectual property, as collateral under the credit facility.

We have begun to, and will in the future, incur significant increased costs as a result of our operating as a public company, and our management will be required to devote substantial time and expense to various compliance issues.

We became a publicly traded company on March 24, 2006. As a result of becoming a publicly-traded company, we have begun to, and will in the future, incur substantial additional legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, along with rules promulgated by the SEC and the Nasdaq Global Market, the market on which our stock trades, have imposed significant new requirements on public companies, including many changes involving corporate governance. Management and other Company personnel have already begun, and will be required to continue, to devote a substantial amount of time to ensuring our compliance with these regulations. Accordingly, our legal and accounting expenses will significantly increase, and certain corporate actions will become more time-consuming and costly. For example, these regulations may make it more difficult to attract and retain qualified members of our board of directors and various corporate committees, and obtaining director and officer liability insurance will be more expensive.

If we have material weaknesses in our internal controls or the actions we have taken to remediate previously identified inadequacies in our internal controls prove ineffective, there could be an adverse effect on our financial reporting.

Continued improvement of our internal controls and procedures will be required in order for us to manage future growth successfully and operate effectively as a public company. The continued improvement of our internal controls, as well as compliance with the Sarbanes Oxley Act of 2002, including management’s preparation of its report on our internal control over financial reporting and our independent auditor’s attestation thereof in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, is, and will continue to be, costly and will place a significant burden on management. We have had only limited operating experience with the improvements we have made to remediate the previously identified significant deficiencies and material weakness in our internal controls. We cannot assure you that the remedial measures we have taken or any future measures will enable us to provide accurate and timely financial reports. Any failure to improve our internal controls and procedures could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and results of operation.

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

Our stockholders that held our stock prior to our initial public offering now hold a significant percentage of our outstanding shares of common stock. Any sale (or any distributions by partnership stockholders to their limited partners followed by a sale) by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Substantially all of the holders of our common stock prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of a registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.

Our directors and certain significant stockholders exercise significant control over Clayton.

Our directors, and significant stockholders and their affiliates, including TA Associates, collectively control a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Clayton and might affect the market price of our common stock.

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

•       stockholder approval of amendments of our certificate of incorporation or by-laws requires a vote of 75% of our outstanding shares;

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

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

Our headquarters are located in Shelton, Connecticut, and we have additional offices in Denver, Colorado; Tampa, Florida; Dallas, Texas; Irving, Texas; Costa Mesa, California; Tulsa, Oklahoma; and Indianapolis, Indiana. All of our offices and facilities are leased. We do not consider any specific leased facility to be material to our operations. We believe that equally suited facilities are available in several other areas throughout the U.S.

The following table summarizes information with respect these facilities:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Shelton, Connecticut	Headquarters	66,000	2010 and 2013(1)
Denver, Colorado	CFIS corporate offices and operations	46,086	2009
Tampa, Florida	Centralized underwriting	20,152	2007
Tampa, Florida	Centralized underwriting	51,134	2017
Dallas, Texas	Conduit services and backup facilities	20,024	2008
Irving, Texas	Commercial due diligence services	5,126	2008
Costa Mesa, California	Sales and administration	5,467	2009
Tulsa, Oklahoma	First Madison Services operations	10,419	2007
Indianapolis, Indiana	Support for centralized underwriting	6,003	2011
Indianapolis, Indiana	Support for centralized underwriting	8,625	2009

(1)          We lease two floors in an office building in Shelton, Connecticut. The lease for one floor expires in 2010 and the lease for the other floor expires in 2013.

Item 3.                          Legal Proceedings

From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders through a solicitation of proxies or otherwise during the quarterly period ended December 31, 2006.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “CLAY” since our initial public offering on March 24, 2006. Prior to that time there was no public market for our common stock.

The following table sets forth the high and low closing prices of our common stock, as reported by the Nasdaq Global Market, for each of the periods listed.

	High	Low
2006
First Quarter (commencing March 24, 2006)	$22.49	$19.75
Second Quarter	$23.33	$11.45
Third Quarter	$13.53	$10.29
Fourth Quarter	$18.94	$11.66
2007
First Quarter (through March 16, 2007)	$24.30	$15.18

Holders

As of February 28, 2007 there were 16 holders of record of our common stock.

Dividends

Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. Prior to TA Associates’ acquisitions of Clayton Services and CFIS, Clayton Services and CFIS were organized as S-corporations and each regularly paid dividends to their stockholders. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Moreover, our senior loan agreement relating to our senior credit facility imposes restrictions on our ability to declare and pay dividends.

On December 8, 2005, in connection with our recapitalization, we paid an aggregate dividend of $55.85 million to the holders of our series A convertible preferred stock and series B convertible preferred stock. This dividend reduced the aggregate redemption amount that will be paid to holders of our outstanding preferred stock upon the completion of this offering by $55.85 million. This dividend to our preferred stockholders was a one-time, special dividend and we do not expect to declare any dividends on our preferred stock in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,470,774	$6.33	1,584,130
Equity compensation plans not approved by security holders(2)	—	—	—
Total	1,470,774	$6.33	1,584,130

(1)          Includes our 2005 Stock Option and Grant Plan and our 2006 Stock Option and Incentive Plan.

(2)          There are no equity compensation plans in place not approved by shareholders.

Performance Graph

This performance graph shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones Wilshire 5000 Financials Index for the period beginning on March 24, 2006, the date of our initial public offering, and ending on December 31, 2006. We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The comparison assumes the investment of $100 in our common stock and each of the foregoing indices and reinvestment of all dividends. The total return performance shown on the graph is not necessarily indicative of future total return performance.

	3/24/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Clayton Holdings, Inc.	$100.00	$100.38	$62.14	$59.86	$89.10
Russell 2000 Index	100.00	101.56	96.45	96.88	105.50
D J Wilshire 5000 Financials Index	100.00	104.60	104.08	111.50	119.57

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended December 31, 2006.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                          Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Annual Report on Form 10-K and the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K.

In accordance with U.S. GAAP relating to companies under common control prior to their combination, the financial statements of the previously separate companies under common control are restated on a combined basis from the dates of their respective acquisitions by the controlling entity. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that TA Associates acquired CFIS, the first of the combined entities that were brought under common control. Our consolidated results of operations presented on a “Successor Basis” include the accounts of the holding companies of each of Clayton Services and its subsidiaries, including First Madison, and CFIS, formerly The Murrayhill Company, beginning from the dates of the acquisitions of controlling interests by TA Associates, which were August 2, 2004 and May 24, 2004, respectively. Our consolidated results of operations for the period from January 1, 2004 through August 1, 2004, are prepared on a “Predecessor Basis,” and reflect solely the financial position and results of operations of Clayton Services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting Comparability.”

The data presented on a “Successor Basis” for the years ended December 31, 2006 and 2005 and the period from inception through December 31, 2004, and as of December 31, 2006, 2005 and 2004 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The data presented on a “Predecessor Basis” for the period from January 1, 2004 through August 1, 2004 and for the years ended December 31, 2003 and 2002, and as of December 31, 2003 and 2002, is derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Results for the year ended December 31, 2006 are not necessarily indicative of results expected for any other future period.

SELECTED CONSOLIDATED FINANCIAL DATA

	Successor			Predecessor
	Year ended December 31,		Inception through December 31,	January 1, 2004 through	Year ended December 31,
	2006	2005	2004	August 1, 2004	2003	2002
	(Amounts in thousands, except share and per share data)
CONSOLIDATED STATEMENT OF INCOME:
Revenue	$239,195	$207,502	$79,805	$76,339	$85,228	$52,098
Cost of services:
Compensation expense	119,050	99,675	37,252	35,502	39,436	22,048
Travel and related expenses	26,110	29,787	13,892	15,494	17,204	9,036
Other direct costs	9,707	6,066	1,304	2,668	3,821	3,709
Total cost of services	154,867	135,528	52,448	53,664	60,461	34,793
Gross profit	84,328	71,974	27,357	22,675	24,767	17,305
Operating expenses
Salaries and benefits	23,166	18,911	6,553	3,783	4,403	3,861
Other selling, general and administrative expenses	20,206	17,181	6,417	4,276	3,960	2,615
Depreciation and amortization	7,917	4,694	1,115	792	1,163	1,051
Amortization of intangibles	10,299	10,175	4,509	—	—	—
Impairment of intangibles	279	1,632	—	—	—	—
Total operating expenses	61,867	52,593	18,594	8,851	9,526	7,527
Income from operations	22,461	19,381	8,763	13,824	15,241	9,778
Other income	—	—	—	—	315	315
Interest expense, net	8,031	8,189	3,066	178	268	82
Loss from extinguishment of debt	886	2,991	—	—	—	—
Income before provision for income taxes	13,544	8,201	5,697	13,646	15,288	10,011
Income tax expense (benefit)	5,668	3,153	2,354	260	(62)	(48)
Net income	$7,876	$5,048	$3,343	$13,386	$15,350	$10,059
Pro forma net income(1)				$8,324	$9,326	$6,107
Pro forma net income per share(2)
Basic	$0.43	$0.42	$0.37	$0.82	$0.92	$0.60
Diluted	$0.41	$0.41	$0.37	$0.82	$0.92	$0.60
Pro forma weighted average shares(2)
Basic	18,497,195	11,888,671	9,034,350	10,162,309	10,162,309	10,162,309
Diluted	19,281,552	12,304,627	9,095,537	10,162,309	10,162,309	10,162,309
(Amounts in thousands)
ADDITIONAL DATA:
Adjusted EBITDA(3)	$40,956	$35,882	$14,387	$14,616	$16,719	$11,144

	Successor			Predecessor
	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
SELECTED CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$22,882	$7,209	$12,450	$4,669	$67
Accounts receivable, net	37,452	37,205	21,658	22,047	13,148
Unbilled receivables, net	14,951	14,926	17,655	9,049	5,739
Goodwill	73,402	69,843	46,179	—	—
Intangibles assets, net	75,007	84,740	96,522	—	—
Total assets	262,913	247,505	218,247	42,554	22,138
Revolving credit facility and term loans	64,599	150,000	41,777	10,429	1,100
Subordinated and senior subordinated notes	—	—	29,486	—	—
Series A convertible preferred stock	—	12,258	27,190	—	—
Series B convertible preferred stock	—	43,867	74,513	—	—
Total stockholders’ equity	157,729	12,542	7,224	25,771	16,421

(1)                As an S-corporation, our Predecessor was not subject to corporate level Federal income taxes. For comparison purposes, for all Predecessor periods we have presented pro forma net income, which reflects income taxes assuming we had been a C-corporation during such periods and assuming a combined tax rate of 39.0% for Federal and state income taxes. The pro forma net income information is unaudited.

(2)                For all Predecessor periods, pro forma net income per share and pro forma weighted average shares assume we had been a C-corporation since the beginning of the period presented. The pro forma net income per share and pro forma weighted average shares information is unaudited. For all Successor periods, pro forma net income per share and pro forma weighted average shares are the actual net income per share and weighted average shares for the period presented.

(3)                Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) represents income from operations before interest expense, income taxes, depreciation and amortization. For the year ended December 31, 2006, EBITDA has been adjusted for loss from extinguishment of debt and impairment of intangibles. For the year ended December 31, 2005, EBITDA has been adjusted for loss from extinguishment of debt and impairment of intangibles. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. GAAP. We present Adjusted EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding our operating results. We rely on Adjusted EBITDA primarily as an operating performance measure in order to review and assess our operations and our management team. For example, our management incentive compensation is based in part upon our achieving minimum EBITDA targets for a given year. Our loan covenants with our primary lender are measured using EBITDA as a key liquidity measure. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or income taxes, which do not directly affect our operating performance. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•         EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•         EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•         EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•         Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•         Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to income before provision for income taxes is set forth below:

	Successor			Predecessor
	Year ended December 31,		Inception through December 31,	January 1, 2004 through August 1,	Year ended December 31,
	2006	2005	2004	2004	2003	2002
	(Dollars in thousands)
Income before provision for income taxes	$13,544	$8,201	$5,697	$13,646	$15,288	$10,011
Interest expense, net	8,031	8,189	3,066	178	268	82
Loss on extinguishment of debt	886	2,991	—	—	—	—
Impairment of intangibles	279	1,632	—	—	—	—
Depreciation and amortization	18,216	14,869	5,624	792	1,163	1,051
Adjusted EBITDA	$40,956	$35,882	$14,387	$14,616	$16,719	$11,144

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those described in “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K.

Overview

We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securitizations. Our services include transaction management, which consists of due diligence and mortgage processing services for buyers of mortgage loans (conduit support services), professional staffing services, and compliance products and services, oversight and reporting on mortgage-backed securities (credit risk management and surveillance), and specialized loan servicing (special servicing) and consulting services. We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We believe that several trends support the demand for our services, including:

•       the growth in outsourced services by capital markets firms and other major mortgage loan market participants;

•       the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry;

•       investors’ growing demand for operational risk assessment and loan performance data; and

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

We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2007 than in 2006. We expect these markets will experience moderate growth over the long term. We believe there will be continued demand for and availability of new loan products and increased home ownership driven in part by first-time homeowners, minorities and immigrants. We face a number of risks in our industry and the market for our services is highly competitive. Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, more strict underwriting guidelines and wage and salary levels. Adverse changes in any of these trends, the recent downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result over time in a reduced demand for our services and diminish our revenue. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations. Moreover, the majority of our business is generated through our largest 20 clients. The loss of one or more of these clients could adversely affect our business and results of operations. Lastly, we are dependent on our independent loan review specialists to perform our services. Our business could suffer if we are unable to recruit and retain additional qualified independent loan review specialists.

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

Other Factors Affecting Comparability

Our consolidated financial statements present the results of operations of Clayton Services and CFIS each as of the date of its acquisition by TA Associates as well as the results of our Predecessor, Clayton Services, on a stand-alone basis prior to its acquisition by TA Associates. As such, the results of operations in the periods covered by our consolidated financial statements may not be directly comparable.

The Predecessor’s consolidated financial results do not reflect the effects of:

•       the acquisitions of each of CFIS and Clayton Services by TA Associates, which resulted in $83.9 million of amortizable intangible assets, which is being amortized over an average life of 12.0 years;

•       additional debt of $74.5 million incurred as a result of the acquisitions of each of CFIS and Clayton Services by TA Associates, which resulted in increased interest expense;

•       revenues, expenses and operational results of CFIS and First Madison;

•       transaction related expenses incurred in connection with the combination of CFIS and Clayton Services into Clayton Holdings;

•       additional expenses incurred in preparation for becoming a public company including audit fees, professional fees, increased directors and officers insurance, board compensation and expenses related to hiring additional personnel and expanding our administrative functions;

•       increased depreciation as a result of investment in our technology and financial and administrative infrastructure in preparation for becoming compliant with the requirements of the Sarbanes-Oxley Act of 2002; and

•       a C-corporation tax structure, which results in Federal income taxes being incurred by us, whereas previously our Predecessor elected to be taxed as an S-corporation and did not pay corporate level Federal income taxes.

Critical Accounting Policies

Basis of Presentation

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

Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the consolidated financial statements are as follows:

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

We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenue. Revenue recognized, but not yet billed to clients, has been recorded as unbilled receivables in the Company’s consolidated balance sheets.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 we adopted SFAS No. 123(R) and it did not have a material impact on our financial statements.

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

Options to purchase 230,000 shares were granted in the year ended December 31, 2006 with an average exercise price of $14.54 per share.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.  Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to a deterioration of its financial condition or its credit ratings. The allowance requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

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

In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

In October 2005, the Company’s Board of Directors approved the discontinuance of the use of the trade name “Murrayhill” and the Company recorded an impairment charge of $1,631,700.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating our tax position.

Our accompanying Consolidated Balance Sheets include certain deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon our forecast of future taxable income and available tax planning strategies, and may result in the recording of a valuation reserve. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

Revenue

We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our consolidated balance sheets. For the years ended December 31, 2006 and 2005, transaction management revenue accounted for 79.9% and 83.6%, respectively, of total revenue.

Our credit risk management, surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis as well as incentive fees. For the years ended December 31, 2006 and 2005, surveillance and special servicing services revenue accounted for 20.1% and 16.4%, respectively, of total revenue.

For the year ended December 31, 2006 revenue from our largest two clients, Morgan Stanley and Deutsche Bank, accounted for an aggregate of 23.8% of total revenue. Each of these clients accounted for more than 10% of our total revenue.

For the year ended December 31, 2005, revenue from our largest two clients, Lehman Brothers and Morgan Stanley, accounted for an aggregate of 24.1% of total revenue.  Each of these clients accounted for more than 10% of our total revenue.

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

Salaries and Benefits

Salaries and benefits consist of employee compensation for those employees who are not directly billable to a particular assignment including costs of administrative, finance, human resources, technology, marketing, business development and executive personnel.

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

We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset. In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management. In October 2005, the Company’s Board of Directors approved the discontinuance of the use of the trade name “Murrayhill” and the Company recorded an impairment charge of $1,631,700.

Net Interest Expense

Net interest expense consists of interest paid on our debt net of interest received on our cash balances.

Interest expense for the year ended December 31, 2006 primarily consisted of interest on our term loan, amortization of debt issuance costs related to the term loan and revolving line of credit, and interest on our revolving line of credit. Our term loan had a balance at January 1, 2006 of $150,000,000, and $64,598,998 at December 31, 2006.

Interest expense for the year ended December 31, 2005 primarily consisted of interest on our prior term loan, which had a balance of $37,750,000 at the start of the period, and interest on 12% senior subordinated and 12% subordinated notes issued to TA Associates and our other noteholders in connection with the acquisitions of Clayton Services and CFIS, respectively, by investment funds affiliated with TA Associates. Our term loan had a balance at January 1, 2005 of $37,750,000. The combined balance of the 12% senior subordinated and 12% subordinated notes at January 1, 2005 was $29,486,478. The remaining balances of the prior term loan, the 12% senior subordinated notes and the 12% subordinated notes were repaid with the proceeds from our $150,000,000 term loan on December 8, 2005.

Loss from Extinguishment of Debt

On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on our $150,000,000 term loan and the entire $7,400,000 outstanding balance on our revolving line of credit. Due to the prepayment of $70,000,000 on our term loan, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002. On December 11, 2006, we repaid an additional $15,000,000 of the outstanding balance on the term loan. Due to this repayment, we wrote-off an additional portion of the debt issuance costs on the term loan and recorded a loss from extinguishment of debt of $139,943.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Successor			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Inception Through December 31, 2004	January 1, 2004 Through August 1, 2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Compensation expense	49.8%	48.0%	46.7%	46.5%
Travel and related expenses	10.9%	14.4%	17.4%	20.3%
Other direct costs	4.1%	2.9%	1.6%	3.5%
Total cost of services	64.7%	65.3%	65.7%	70.3%
Gross profit	35.3%	34.7%	34.3%	29.7%
Operating expenses:
Salaries and benefits	9.7%	9.1%	8.2%	5.0%
Other selling, general and administrative expenses	8.5%	8.3%	8.0%	5.6%
Depreciation and amortization	3.3%	2.3%	1.4%	1.0%
Amortization of intangibles	4.3%	4.9%	5.6%	0.0%
Impairment on intangibles	0.1%	0.8%	0.0%	0.0%
Total operating expenses	25.9%	25.4%	23.2%	11.6%
Income from operations	9.4%	9.3%	11.1%	18.1%
Other income	0.0%	0.0%	0.0%	0.0%
Interest expense, net	3.3%	3.9%	3.8%	0.2%
Loss from extinguishment of debt	0.4%	1.4%	0.0%	0.0%
Income before provision for income taxes	5.7%	4.0%	7.3%	17.9%
Income tax expense	2.4%	1.6%	2.9%	0.3%
Net income	3.3%	2.4%	4.4%	17.6%
Pro forma net income(1)				10.9%

(1)          As an S-corporation, our Predecessor was not subject to corporate level Federal income taxes. For comparison purposes, for all Predecessor periods we have presented pro forma net income, which reflects income taxes assuming we had been a C-corporation during such periods and assuming a combined tax rate of 39.0% for Federal and state income taxes. The pro forma income taxes and pro forma net income information are unaudited.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

Our consolidated revenue was $239.2 million for fiscal 2006, an increase of $31.7 million or 15.3%, compared to revenue of $207.5 million for fiscal 2005. The increase was primarily due to an increase in volume in our conduit support services, special servicing and professional staffing services businesses as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of Clayton Fixed Income Services, Inc. (CFIS) and Clayton. Revenue for fiscal 2006 included $6.5 million from CLS, following the Company’s acquisition of substantially all of the assets of that business in February 2006. Due to growth in our non-loan related services, our total revenues per loan increased 13.6%. The number of loans serviced during 2006 increased 1.4% as compared to fiscal 2005 as growth in our conduit support services offset a reduction in loans serviced in our core due diligence business. Revenues per loan in our core due diligence business were flat during the period as increased revenue per loan from appraisals offset the impact of an increase in the percentage of loans serviced in our central underwriting facility and an increase in the prevalence of other file reviews, in which we verify a limited number of data points in a loan file.

Transaction Management

Transaction management revenue was $191.1 million for fiscal 2006, an increase of $17.7 million or 10.2%, compared to revenue of $173.4 million for fiscal 2005. The increase was primarily due to growth in our conduit support services and professional staffing services businesses and the acquisition of CLS. These increases were partially offset by a reduction in revenue from our due diligence business due to a reduction in the number of loans serviced.

Special Servicing

Special servicing revenue was $13.1 million for fiscal 2006, an increase of $4.3 million or 48.9%, compared to revenue of $8.8 million for fiscal 2005. The increase was primarily due to an increase in monthly management and incentive fees from a special servicing contract that commenced during the second half of 2005 and growth in our reverse mortgage servicing operations.

Surveillance

Surveillance revenue was $35.0 million for fiscal 2006, an increase of $9.7 million or 38.3%, compared to revenue of $25.3 million for fiscal 2005. The increase was primarily due to an increase in the value of assets monitored.

Cost of Services

Our cost of services was $154.9 million for fiscal 2006, an increase of $19.4 million or 14.3%, compared to cost of services of $135.5 million for fiscal 2005. This increase was attributable to the specific factors discussed below.

Compensation Expense.   Compensation expense was $119.0 million for fiscal 2006, an increase of $19.4 million or 19.5%, compared to compensation expense of $99.7 million for fiscal 2005. The increase was primarily due to the growth in our conduit support services, surveillance services, professional staffing services, special servicing and consulting businesses, as well as the acquisition of CLS.

Travel and Related Expenses.   Travel and related expenses were $26.1 million for fiscal 2006, a decrease of $3.7 million or 12.4%, compared to travel and related expenses of $29.8 million for fiscal 2005. Travel expenses per loan decreased by 13.6%, as reduced travel expenses per loan in our core due diligence business offset increased travel expense in our non-loan related professional staffing services business. Travel expenses per loan in our core due diligence business declined due to an increase in the percentage of loans serviced in our central underwriting facility.

Other Direct Costs.   Other direct costs were $9.7 million for fiscal 2006, an increase of $3.6 million or 60.0%, compared to other direct costs of $6.1 million for fiscal 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

Operating expenses were $61.9 million for fiscal 2006, an increase of $9.3 million or 17.7%, compared to operating expenses of $52.6 million for fiscal 2005. This increase was attributable to the specific factors discussed below.

Salaries and Benefits.   Salaries and benefits were $23.2 million for fiscal 2006, an increase of $4.3 million or 22.8%, compared to salaries and benefits of $18.9 million for fiscal 2005. Salaries and benefits expense for fiscal 2006 included $0.6 million of expense related to the acceleration of vesting of certain stock options as a result of the Company’s initial public offering in March 2006. The remaining increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company and following the acquisition of CLS.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses were $20.2 million for fiscal 2006, an increase of $3.0 million or 17.4%, as compared to selling, general and administrative expenses of $17.2 million for fiscal 2005.  This increase was due to general increases in occupancy, corporate governance, insurance, recruiting, relocation, non-reimbursable travel and telecommunications costs relating to growth in our business, the acquisition of CLS, and becoming a public company. These increases were partially offset by reduced consulting expenses and professional fees.

Depreciation and Amortization.   Depreciation and amortization was $7.9 million for fiscal 2006, an increase of $3.2 million or 68.1%, compared to depreciation and amortization of $4.7 million for fiscal 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

Amortization of Intangibles.   Amortization of intangibles was $10.3 million for fiscal 2006, an increase of $0.1 million or 1.0%, compared to amortization of intangibles of $10.2 million for fiscal 2005.

Impairment of Intangibles.   Impairment of intangibles was $0.3 million in fiscal 2006, representing the write off in December 2006 of certain customer relationships. In October 2005, we discontinued the use of the trade name “Murrayhill,” and recorded an impairment charge of $1.6 million.

Interest Expense, net

Interest expense, net was $8.0 million for fiscal 2006, a decrease of $0.2 million or 2.4%, compared to interest expense, net of $8.2 million for fiscal 2005. This decrease was due to decreased borrowings under our credit facilities primarily due to the prepayment of $70.0 million owed under our senior term loan following our initial public offering in March 2006 and higher interest income, partially offset by increased borrowings outstanding under our credit facilities during the first three months of the year prior to our initial public offering. See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

Loss from extinguishment of debt for fiscal 2006 was $0.9 million due to the write-off of debt issuance costs as a result of $15.0 million prepayment during the fourth quarter of 2006 and a $70.0 million prepayment on our term loan following our initial public offering. Loss from extinguishment of debt was $3.0 million in 2005. In connection with the execution of our new credit agreement in December 2005, we wrote off unamortized deferred financing costs and paid prepayment fees related to our previous debt facilities aggregating $3.0 million. See “—Liquidity and Capital Resources.”

Income Taxes

Income taxes for fiscal 2006 were $5.7 million, an increase of $2.5 million or 78.1%, compared to income taxes of $3.2 million for fiscal 2005. This increase was primarily due to changes in taxable income and the effective tax rate. The effective tax rate for 2006 was 41.9% as compared with 38.5% for 2005. This increase was principally due to the establishment of tax reserves and a change in the mix of earnings.

Comparison of Years Ended December 31, 2005 and 2004

References to results of operations for the year ended December 31, 2004 in the following analysis include the results of Clayton Services for the entire period and the results of CFIS from May 24, 2004 (the date of acquisition of a controlling interest by TA Associates) through December 31, 2004. References to results of operations for the year ended December 31, 2005 in the following analysis include the combined results of Clayton Services and CFIS for the entire period.

Revenue

Our revenue was $207.5 million for fiscal 2005, an increase of $51.4 million or 32.9%, compared to revenue of $156.1 million for fiscal 2004. Excluding revenue of approximately $25.0 million and $11.8 million attributable to CFIS for fiscal 2005 and 2004, respectively, revenue for fiscal 2005 was $182.5 million, an increase of 26.5%, compared to $144.3 million for fiscal 2004. The increase was primarily due to a 25.1% increase in the number of loans for which we performed services. The increase in the number of loans for which we performed services was primarily due to an increase in the issuance of non-agency mortgage backed securities which was influenced by the market factors described earlier. In addition, there was an increase in volume in conduit support services as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of CFIS and Clayton.

Transaction Management

Transaction management revenue was $173.4 million for fiscal 2005, an increase of $35.3 million or 25.6%, compared to revenue of $138.1 million for fiscal 2004. The increase was primarily due to higher revenue from our due diligence business due to an increase in the number of loans serviced and growth in our conduit support services.

Special Servicing

Special servicing revenue was $8.8 million for fiscal 2005, an increase of $2.9 million or 49.2%, compared to revenue of $5.9 million for fiscal 2004. Excluding revenue of approximately $5.1 million and $2.4 million attributable to First Madison Services, Inc. (FMS) for fiscal 2005 and 2004, respectively, special servicing revenue for fiscal 2005 was $3.7 million, an increase of $0.2 million or 5.7%, as compared to $3.5 million for fiscal 2004.

Surveillance

Surveillance revenue was $25.3 million for fiscal 2005, an increase of $13.2 million or 109.1%, compared to revenue of $12.1 million for fiscal 2004. Excluding revenue of approximately $25.0 million and $11.8 million attributable to CFIS for fiscal 2005 and 2004, respectively, surveillance revenue for fiscal 2005 was flat compared to fiscal 2004.

Cost of Services

Our cost of services was $135.5 million for fiscal 2005, an increase of $29.4 million or 27.7%, compared to cost of services of $106.1 million for fiscal 2004. Excluding cost of services of approximately $7.0 million and $3.2 million attributable to CFIS for fiscal 2005 and 2004, respectively, cost of services for fiscal 2005 was $128.5 million, an increase of 24.9%, compared to $102.9 million for fiscal 2004. This increase was attributable to the specific factors discussed below.

Compensation Expense.   Compensation expense was $99.7 million for fiscal 2005, an increase of $26.9 million or 37.0%, compared to compensation expense of $72.8 million for fiscal 2004. Excluding compensation expense of approximately $6.9 million and $3.2 million attributable to CFIS for fiscal 2005 and 2004, respectively, compensation expense for fiscal 2005 was $92.8 million, an increase of 33.2%, compared to $69.6 million for fiscal 2004. The majority of this cost was variable based on the number of loans for which we performed services. The increase was primarily due to a 25.1% increase in the number of loans for which we performed services as well as a 6.5% increase in the compensation expense per loan. The increase in compensation expense per loan was due primarily to increased training and retention costs for independent loan review specialists, up front costs to support a significant increase of a major conduit services client and compensation expense associated with the growth of non-loan count services, including surveillance services and special servicing.

Travel and Related Expenses.   Travel and related expenses were $29.8 million for fiscal 2005, an increase of $0.4 million or 1.4%, compared to travel and related expenses of $29.4 million for fiscal 2004. Travel and related expenses attributable to CFIS during fiscal 2005 and 2004 were immaterial. The increase was primarily due to a 25.1% increase in the number of loans for which we performed services. This increase was partially offset by an 18.9% decrease in travel expense per loan. The reduced travel and related expenses per loan were a result of increasing the number of loans reviewed by us at our centralized underwriting facilities.

Other Direct Costs.   Other direct costs were $6.1 million for fiscal 2005, an increase of $2.1 million or 52.7%, compared to other direct costs of $4.0 million for fiscal 2004. Other direct costs attributable to CFIS during fiscal 2005 and 2004 were immaterial. The increase is primarily due to increased vendor appraisal fees, legal fees paid in support of our compliance services and increased shipping and supply costs.

Operating Expenses

Operating expenses were $52.6 million for fiscal 2005, an increase of $25.2 million or 91.6%, compared to operating expenses of $27.4 million for fiscal 2004. Excluding operating expenses of approximately $11.8 million and $5.8 million attributable to CFIS for fiscal 2005 and 2004, respectively, operating expenses for fiscal 2005 were $40.8 million, an increase of 89.0%, compared to $21.6 million for fiscal 2004. This increase was attributable to the specific factors discussed below.

Salaries and Benefits.   Salaries and benefits were $18.9 million for fiscal 2005, an increase of $8.6 million or 83.0%, compared to salaries and benefits of $10.3 million for fiscal 2004. Excluding salaries and benefits of approximately $5.5 million and $2.9 million attributable to CFIS for fiscal 2005 and 2004, respectively, salaries and benefits for fiscal 2005 were $13.4 million, an increase of 81.7%, compared to

$7.4 million for fiscal 2004. This increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company.

Other Selling, General and Administrative Expenses.   Other selling, general and administrative expenses were $17.2 million for fiscal 2005, an increase of $6.5 million or 60.7%, compared to selling, general and administrative expenses of $10.7 million for fiscal 2004. Excluding other selling, general and administrative expenses of approximately $2.7 million and $1.7 million attributable to CFIS for fiscal 2005 and 2004, respectively, other selling, general and administrative expenses for fiscal 2005 were $14.5 million, an increase of 61.0%, compared to $9.0 million for fiscal 2004. This increase was partially due to specific increases in professional fees consisting of legal, accounting and other consulting fees in connection with the ongoing operation of our business including audit and Sarbanes-Oxley Act of 2002 compliance, and partially due to general increases in occupancy, telephone, non-reimbursable travel, insurance, professional, and advertising and promotion costs relating to growth in our business.

Depreciation and Amortization.   Depreciation and amortization was $4.7 million for fiscal 2005, an increase of $2.8 million or 146.1%, compared to depreciation and amortization of $1.9 million for fiscal 2004. Excluding depreciation and amortization of approximately $0.4 million and $0.2 million attributable to CFIS for fiscal 2005 and 2004, respectively, depreciation and amortization for fiscal 2005 was $4.3 million, an increase of 160.3%, compared to $1.7 million for fiscal 2004. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in the business operations and in preparation for becoming a public company.

Amortization of Intangibles.   Amortization of intangibles was $10.2 million for fiscal 2005, an increase of $5.7 million or 125.7%, compared to amortization of intangibles of $4.5 million for fiscal 2004. This increase was due to amortization of intangible assets created in connection with the acquisition of CFIS and Clayton Services by TA Associates. Amortization of such intangibles began in May 2004.

Impairment of Intangibles.   Impairment of intangibles was $1.6 million in fiscal 2005. In October 2005, we discontinued the use of the trade name “Murrayhill,” and recorded an impairment charge of $1.6 million.

Interest Expense, net

Interest expense, net was $8.2 million for fiscal 2005, an increase of $5.0 million or 152.4%, compared to interest expense, net of $3.2 million for fiscal 2004. The increase was primarily due to interest expense incurred in connection with the issuance of senior subordinated debt in connection with the acquisition of CFIS by TA Associates in May 2004 and the issuance of subordinated debt in connection with the acquisition of Clayton Services by TA Associates in August 2004, the establishment of the revolving line of credit and term loan in August 2004 and the completion of a new credit agreement in December 2005. See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

Loss from extinguishment of debt was $3.0 million in 2005. In connection with the execution of our new credit agreement in December 2005, we wrote off unamortized deferred financing costs and paid prepayment fees related to our previous debt facilities aggregating $3.0 million.

Income Taxes

Income taxes for fiscal 2005 were $3.2 million, an increase of $0.6 million or 23.1%, compared to income taxes of $2.6 million for fiscal 2004. As an S-corporation, our Predecessor was not subject to corporate level Federal income taxes for the period January 1, 2004 through August 1, 2004.

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

On February 28, 2006, the Company’s Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

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

•       fund $1.6 million of working capital.

On February 3, 2006, we acquired substantially all of the assets and assumed certain liabilities of CLS (formerly known as Mortgage Resource Network) for an aggregate purchase price and fees aggregating approximately $5.3 million. Working capital was used to fund the acquisition of such assets and assumed liabilities. CLS is engaged in the business of providing outsourced mortgage processing and fulfillment services to the mortgage industry, including mortgage brokers, lenders and securitizers.

Our operating activities provided cash of $35.8 million, $3.9 million and $28.8 million in fiscal 2006, 2005 and 2004, respectively. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided from operations in 2006 was generated from net income of $7.9 million plus $20.9 million of non cash charges plus $7.0 million from a net decrease in current assets, primarily due to an increase in accrued expenses and a decrease in prepaid taxes and prepaid expenses. Cash provided by operations in 2005 resulted from $5.0 million of net income plus $19.3 million of non cash charges and was negatively impacted by a net increase in operating assets of $20.4 million primarily from an increase in the balance of accounts receivable as a result of an increase in the amount of time receivables remained outstanding. Cash provided from operations in 2004 was generated from net income of $16.7 million plus $6.7 million of non cash charges plus $5.4 million from a net decrease in current assets, primarily due to an increase in accrued expenses partially offset by an increase in unbilled receivables. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $14.3 million, $35.2 million and $129.6 million in fiscal 2006, 2005 and 2004, respectively. Cash used in investing activities in 2006 primarily consisted of the CLS acquisition and capital expenditures. Cash used in investing activities in 2005 primarily consisted of capital expenditures and the acquisition of substantially all of the assets of NISYS, Inc. Cash used in investing activities in 2004 primarily consisted of capital expenditures and TA Associates’ acquisition of CFIS and Clayton Services.

Our financing activities used cash of $5.9 million in fiscal 2006 and provided cash of $26.1 million and $111.6 million in fiscal 2005 and 2004, respectively. The principal uses of cash in financing activities in 2006 were the redemption of preferred stock and repayments of outstanding debt under our credit facility described above. This was partially offset by the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. The principal sources of cash from financing activities in 2005 were borrowings under our prior revolving credit agreement, partially offset by loan repayments and distributions to shareholders. The principal sources of cash from financing activities in 2004 were the net proceeds from the issuance by CFIS of $10.0 million of 12% senior subordinated convertible notes on May 24, 2004 to investment funds affiliated with TA Associates, the issuance by Clayton Services of $20.0 million of 12% subordinated notes on August 2, 2004 to investment funds affiliated with TA Associates and other investors, including a member of our senior management, and the incurrence of senior debt under our prior revolving credit and term loan facilities.

Cash paid for interest expense was $7.8 million, $8.0 million and $2.3 million in fiscal 2006, 2005 and 2004, respectively. In 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In 2005 and 2004, the majority of interest expense was paid on borrowings outstanding under our subordinated notes, senior subordinated notes, prior revolving line of credit and prior term loan.

Credit Agreement

On December 8, 2005, we entered into a $190.0 million senior credit facility. The credit facility provided for a $150.0 million term loan, and a revolving credit facility of $40.0 million. The credit facility also provided us with an option, subject to the consent of the lenders, to increase the revolving credit facility by $10.0 million to an aggregate of $50.0 million. We exercised the option to increase our revolving credit facility on January 11, 2006 and April 28, 2006, and amended our credit facility to increase the revolving loan facility by $5.0 million on each date, for an aggregate revolving credit facility of $50.0 million as of April 28, 2006. Following our initial public offering in March 2006, we prepaid $70.0 million outstanding under the term loan and repaid $7.4 million outstanding under the revolving credit facility. In December 2006, we prepaid an additional $15.0 million outstanding under the term loan. An additional $5.0 million was repaid in February 2007.

The credit agreement terminates on December 8, 2011. Principal repayments on the term loan of $162,718 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio,

fixed charge ratio and total leverage ratio. As of December 31, 2006, we were in compliance with all debt covenants. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the credit agreement bear interest at the applicable LIBOR rate plus 3.0% or Prime Rate plus 2.0%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined. On March 15, 2007, the terms of the credit agreement were amended. The amendment lowered the interest rate on borrowings under the credit agreement from LIBOR plus 3.00% to LIBOR plus 1.75%, or Prime Rate plus 0.75%, at the Company’s option.

At December 31, 2006, there was an outstanding balance of $64.6 million under the term loan and no outstanding balance under the revolving credit facility. In February 2007, the Company repaid $5.0 million outstanding under the term loan.

Interest Rate Cap

In September 2004, we purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on our floating-rate debt interest expense. The terms of the interest rate cap agreement, which expired on September 30, 2006, provided that we would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense. In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero. During the third quarter of 2006 the Company received approximately $19,300 which was recorded as a reduction of interest expense.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of December 31, 2006.

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loans and loans payable	$64,599	$651	$1,302	$62,646	$—
Capital lease obligations	753	278	364	111	—
Operating lease obligations	16,843	3,367	5,443	2,694	5,339
Total	$82,195	$4,296	$7,109	$65,451	$5,339

Interest payments due on the above amounts total $24,331.

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Recently Issued Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006, the Company adopted SFAS No. 123(R) and SFAS 123(R) did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006. It did not have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (1) the useful life of the assets or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The Company adopted EITF 05-06 as of June 29, 2005. It did not have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.”  FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized.  The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective December 31, 2006. The application of the guidance contained in SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates impact our interest income from cash and cash equivalents and our interest expense on borrowings under our revolving line of credit and term loan facilities, which carry interest rates that vary in direct relationship to changes in LIBOR and the Prime Rate. We had $22.9 million of cash and cash equivalents and $64.6 million of floating rate indebtedness outstanding at December 31, 2006. Based on the assets and liabilities as of December 31, 2006, and assuming the balances of these assets and liabilities remain unchanged for the subsequent twelve months, a 1% increase or decrease in LIBOR and the Prime Rate would change our net income by approximately $0.2 million.

Item 8.                          Financial Statements and Supplementary Data

Our consolidated financial statements together with the related notes and the report of Grant Thornton LLP are set forth beginning on page F-1 of this Form 10-K.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                  Other Information

This annual report does not include either management’s assessment on our internal control over financial reporting or an attestation of our independent, registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to exclude these items until our Annual Report on Form 10-K for the period ending December 31, 2007.

PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled “Nominating and Compensation Committee Report on Executive Compensation” and “Audit Committee Report” to be incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders.

Item 10.                   Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors currently consists of Michael Sonderby, Brian Libman and Frank Raiter (Chairman). Mr. Sonderby joined the Audit Committee in February 2007, replacing Roger Kafker. Mr. Raiter joined the Audit Committee in December 2005, replacing Todd Crockett. Mr. Libman has served on the Audit Committee since July 2005. Our Board of Directors has determined that Messrs. Sonderby, Libman and Raiter each meet the independence requirements promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”) and the Securities and Exchange Commission (“SEC”), including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that Messrs. Sonderby and Raiter qualify as “audit committee financial experts” under the rules of the SEC. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Sonderby’s and Raiter’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Messrs. Sonderby and Raiter any duties, obligations or liability that are greater than are generally imposed on other members of the Audit Committee and the Board of Directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Code of Ethics

The Company has adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of the Company’s directors and employees worldwide, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct is available at the Corporate Governance section of the Company’s website at http://www.clayton.com. A copy of the Code of Business Conduct may also be obtained, free of charge, from the Company upon a request directed to: Clayton Holdings, Inc., 2 Corporate Drive, Shelton, CT 06484, Attention: Secretary. The Company intends to disclose any amendment to or waiver of a provision of the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website available at http://www.clayton.com.

For more corporate governance information, you are invited to access the Corporate Governance section of the Company’s website available at http://www.clayton.com.

Item 11.                   Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

Item 13.                   Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 14.                   Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Form 10-K:

(1)          Financial Statements:

(2)          Index to Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)          Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2007
CLAYTON HOLDINGS, INC.
(Registrant)
	By:	/s/ FREDERICK C. HERBST
Frederick C. Herbst, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Frank P. Filipps, Frederick C. Herbst and Steven L. Cohen, and each of them singly, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK P. FILIPPS	Chief Executive Officer and Director	March 23, 2007
Frank P. Filipps	(Principal Executive Officer)
/s/ FREDERICK C. HERBST	Chief Financial Officer	March 23, 2007
Frederick C. Herbst	(Principal Financial and Accounting Officer)
/s/ TODD R. CROCKETT	Director	March 23, 2007
Todd R. Crockett
/s/ MARGARET SUE ELLIS	Director	March 23, 2007
Margaret Sue Ellis
/s/ DAVID GILBERT	Director	March 23, 2007
David Gilbert
/s/ ROGER B. KAFKER	Director	March 23, 2007
Roger B. Kafker

/s/ STEPHEN M. LAMANDO		Director	March 23, 2007
Stephen M. Lamando
/s/ BRIAN L. LIBMAN		Director	March 23, 2007
Brian L. Libman
/s/ FRANK L. RAITER		Director	March 23, 2007
Frank L. Raiter
/s/ MICHAEL M. SONDERBY		Director	March 23, 2007
Michael M. Sonderby

By:	/s/ FREDERICK C. HERBST		March 23, 2007
Frederick C. Herbst
Attorney-In-Fact

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Form of Third Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
3.2	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
3.3	Amended and Restated By-laws of the Registrant	Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
4.2	Registration Rights Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.1	2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.2	Form of Incentive Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.3	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.4	2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
10.5	Form of Incentive Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006

10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.7	Form of Restricted Stock Award Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.8	Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.9	Employment Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.10	Employment Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.11	Employment Agreement between Clayton Services, Inc. and Stephen M. Lamando, dated June 29, 2004	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.12	Amended and Restated Non-Competition Agreement between Clayton Services, Inc. and Stephen M. Lamando, dated August 2, 2004	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.13	Employment Agreement between the Registrant and Frederick C. Herbst, dated September 19, 2005	Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.14	Employment Agreement between Clayton Technologies, Inc. and Louis Iannaccone, dated September 15, 2004	Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.15	Employee Agreement between Clayton Technologies, Inc. and Louis Iannaccone, dated September 15, 2004	Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.16	Employment Agreement between Clayton Services, Inc. and Steven L. Cohen, dated December 21, 2004	Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005

10.17	Agreement for the Protection of Trade Secrets between Clayton Fixed Income Services Inc. and Margaret Sue Ellis, dated May 24, 2004	Incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.18	Form of Indemnification Agreement between the Registrant and each of its Directors and certain of its executive officers	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.19

Credit Agreement by and among Clayton Services, Inc., as Borrower, Madison Capital Funding LLC, as Lender, Administrative Agent, Sole Lead Arranger and Joint Bookrunner, JPMorgan Chase Bank, as Joint Bookrunner and Syndications Agent, and Merrill Lynch Capital, as Documentation Agent, dated August 2, 2004

Incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.20

Subordinated Note Purchase Agreement by and among Clayton Services, Inc., as Borrower, GRP Holdings, Inc., Clayton Technologies, Inc. and First Madison Services, Inc., as Guarantors, and the Lamando Charitable Remainder Trust u/a May 15, 2004, TA Subordinated Debt Fund, L.P., TA Investors II, L.P., Libman Family Holdings LLC and Madison Capital Funding LLC, as Noteholders, dated as of August 2, 2004

Incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.21

Assignment of Lease between Clayton Services, Inc., Robert D. Scinto and BrandDirect Marketing, Inc., dated August 31, 1999, and Commercial Lease between Robert D. Scinto and BrandDirect Marketing, Inc. for 2 Corporate Drive, 3rd Floor, Shelton, CT, dated March 5, 1999, and as amended on August 31, 1999, February 10, 2004, March 31, 2004, August 30, 2004, December 13, 2004 and January 11, 2004

Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.22	Commercial Lease between Clayton Services, Inc. and Robert D. Scinto for 2 Corporate Drive, 8th Floor, Shelton, CT, dated December 2, 2002	Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.23	Commercial Lease between Clayton Fixed Income Services Inc. and Fifth Street—Denver Center, LLC for 1700 Lincoln Street, Suite 1600, Denver, CO, dated April 1, 2003, and as amended on March 15, 2004	Incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005

10.24	Sublease Agreement between Clayton Services, Inc. and Employers Insurance Company of Wausau for 13101 Telecom Drive, Tampa Telecom Park, Temple Terrace, FL, dated August 11, 2004	Incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.25

Waiver and Amendment No. 1 to Credit Agreement, by and among Clayton Services, Inc., as Borrower, Madison Capital Funding LLC, as Lender, Administrative Agent, Sole Lead Arranger and Joint Bookrunner, JPMorgan Chase Bank, as Joint Bookrunner and Syndications Agent, and Merrill Lynch Capital, as Documentation Agent, dated as of October 25, 2005

Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.26	Consent and Amendment Pertaining to Subordinated Note Purchase Agreement by and between Clayton Services, Inc. and TA Subordinated Debt Fund, L.P., dated as of November 2, 2005	Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.27	First Amendment to the Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of November 4, 2005	Incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.28	Sublease Agreement between Clayton Services, Inc. and Rx Solutions, Inc. for 13101 Telcom Drive, Tampa Telcom Park, Temple Terrace, FL, dated October 31, 2005.	Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on December 21, 2005
10.29

Credit Agreement, dated as of December 8, 2005, by and among the Registrant., as Company, the Lender listed therein, as Lenders, BNP Paribas, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent

Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on December 21, 2005
10.30

First Amendment, dated as of January 11, 2006, to Credit Agreement, dated as of December 8, 2005, by and among the Registrant., as Company, the Lender listed therein, as Lenders, BNP Paribas, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent

Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.31	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006

10.32	Employment Agreement between the Registrant and David Keith Johnson, dated May 1, 2006	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on May 5, 2006
10.33	Separation Agreement between the Registrant and Louis Iannaccone, dated October 18, 2006	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on October 16, 2006
10.34

Lease, effective as of January 3, 2007, by and between Clayton Services, Inc. and FOA for approximately 51,134 square feet of office space located at 6302 East Dr. Martin Luther King, Jr. Boulevard, Tampa, Florida, dated January 3, 2007

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.35	Non-Employee Directors’ Compensation Plan	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.36	Form of Deferred Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.37	Amendment No. 1 to Employment Agreement between the Registrant and Frederick C. Herbst dated January 30, 2007	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.38	Amendment No. 1 to Employment Agreement between the Registrant and Steven L. Cohen dated January 30, 2007	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.39	Amendment No. 1 to Employment Agreement between the Registrant and David Keith Johnson dated January 30, 2007	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.40	Amended and Restated Employment Agreement between the Registrant and Kevin J. Kanouff, dated March 23, 2007	Filed herewith
10.41	Amendment No. 1 to 2005 Stock Option and Grant Plan	Filed herewith
10.42	Amendment No. 1 to 2006 Stock Option and Incentive Plan	Filed herewith
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
23.1	Consent of Grant Thornton LLP	Filed herewith
24.1	Power of Attorney	Included on signature page hereto

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Frank P Filipps, Chief Executive Officer and Director	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Frederick C Herbst, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications executed by Frank P. Filipps, Chief Executive Officer and Frederick C. Herbst, Chief Financial Officer	Filed herewith

CLAYTON HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Clayton Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clayton Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 (Successor Company balance sheets) and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (May 24, 2004, the earlier date common control was established—see Note 1, Organization, Description of Business and Basis of Presentation, Basis of Presentation ) through December 31, 2004 (Successor Company operations) and for the period from January 1, 2004 through August 1, 2004 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception (May 24, 2004, the earlier date common control was established—see Note 1, Organization, Description of Business and Basis of Presentation, Basis of Presentation ) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2004 through August 1, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
New York, New York
March 20, 2007

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,881,553	$7,208,875
Restricted cash	11,738,871	4,966,839
Accounts receivable, net of allowance for doubtful accounts of $191,569 and $72,264 as of December 31, 2006 and 2005, respectively	37,452,008	37,205,223
Unbilled receivables	14,950,591	14,925,988
Prepaid expenses and other current assets	3,251,642	3,942,676
Prepaid income taxes	1,790,828	3,730,970
Deferred tax assets	571,835	165,566
Due from affiliated entities	—	23,434
Total current assets	92,637,328	72,169,571
Property and equipment, net	20,364,866	18,175,717
Goodwill	73,401,645	69,843,468
Intangible assets, net	75,007,322	84,739,774
Other assets, net	1,501,430	2,576,827
Total assets	$262,912,591	$247,505,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current portion	$928,633	$1,639,411
Accounts payable and accrued expenses	22,831,882	18,842,078
Servicer escrow liability	11,738,871	4,966,839
Total current liabilities	35,499,386	25,448,328
Long-term debt and capital lease obligations, net of current portion	64,423,566	148,777,172
Deferred tax liabilities	4,088,816	3,381,001
Deferred revenue	203,729	217,888
Deferred rent	968,045	1,013,687
Total liabilities	105,183,542	178,838,076
Commitments and contingencies
Series A convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of December 31, 2006; 8,825,241 shares authorized, issued and outstanding as of December 31, 2005	—	12,258,319
Series B convertible preferred stock, par value $0.01 per share, no shares authorized, issued and outstanding as of December 31, 2006; 24,185,493 shares authorized, issued and outstanding as of December 31, 2005	—	43,866,683
Stockholders’ equity:
Common stock, par value $0.01 per share, 150,000,000 and 60,000,000 shares authorized and 20,688,556 and 3,281,607 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	206,886	32,816
Class B common stock, par value $0.01 per share, no shares authorized, issued and outstanding as of December 31, 2006; 357,020 shares authorized, issued and outstanding as of December 31, 2005	—	3,570
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2006	—	—
Additional paid-in capital	141,255,632	4,115,827
Retained earnings	16,266,531	8,390,066
Total stockholders’ equity	157,729,049	12,542,279
Total liabilities and stockholders’ equity	$262,912,591	$247,505,357

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Successor			Predecessor
			For the period	For the period
			from inception	January 1, 2004
	Years ended December 31,		through	through
	2006	2005	December 31, 2004	August 1, 2004
Revenue	$239,194,933	$207,502,420	$79,804,531	$76,338,533
Cost of services:
Compensation expense	119,049,789	99,674,973	37,251,852	35,502,050
Travel and related expenses	26,109,702	29,787,719	13,891,579	15,493,865
Other direct costs	9,707,512	6,065,735	1,304,200	2,667,945
Total cost of services	154,867,003	135,528,427	52,447,631	53,663,860
Gross profit	84,327,930	71,973,993	27,356,900	22,674,673
Operating expenses:
Salaries and benefits	23,165,531	18,911,359	6,553,123	3,782,531
Other selling, general and administrative expenses	20,206,292	17,181,042	6,417,019	4,275,832
Depreciation and amortization	7,916,666	4,693,611	1,115,511	792,511
Amortization of intangibles	10,298,820	10,175,444	4,508,693	—
Impairment of intangibles	279,458	1,631,700	—	—
Total operating expenses	61,866,767	52,593,156	18,594,346	8,850,874
Income from operations	22,461,163	19,380,837	8,762,554	13,823,799
Interest expense, net	8,030,966	8,189,192	3,065,923	178,346
Loss from extinguishment of debt	885,945	2,990,457	—	—
Income before provision for income taxes	13,544,252	8,201,188	5,696,631	13,645,453
Income tax expense	5,667,787	3,153,654	2,354,099	259,436
Net income	$7,876,465	$5,047,534	$3,342,532	$13,386,017
Earnings per share:
Basic	$0.43	$0.42	$0.37	$1.32
Diluted	$0.41	$0.41	$0.37	$1.32
Weighted average shares outstanding:
Basic	18,497,195	11,888,671	9,034,350	10,162,309
Diluted	19,281,552	12,304,627	9,095,537	10,162,309

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Predecessor	Number of shares	Amount	Additional paid-in capital	Retained Earnings	Stock subscription receivable	Total
Balance at January 1, 2004	242	$242	$10,661,945	$15,109,032	$(242)	$25,770,977
Distributions	—	—	—	(6,950,000.00)	—	(6,950,000)
Net income	—	—	—	13,386,017	—	13,386,017
Balance at August 1, 2004	242	$242	$10,661,945	$21,545,049	$(242)	$32,206,994

	Number of shares		Value
Successor	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional paid- in capital	Retained Earnings	Total
Balance, May 24, 2004	—	—	$—	$—	$—	$—	$—
Issuance of common stock for Clayton Fixed Income Services, Inc.	671,874	—	6,719	—	5,100,419	—	5,107,138
Issuance of common stock for Clayton Services, Inc.	2,514,556	357,020	25,145	3,570	(1,739,930)	—	(1,711,215)
Exercise of warrants	90,564	—	906	—	359,677	—	360,583
Stock based compensation	—	—	—	—	124,509	—	124,509
Net income	—	—	—	—	—	3,342,532	3,342,532
Balance, December 31, 2004	3,276,994	357,020	32,770	3,570	3,844,675	3,342,532	7,223,547
Exercise of options	4,613	—	46	—	19,001	—	19,047
Stock based compensation	—	—	—	—	252,151	—	252,151
Net income	—	—	—	—	—	5,047,534	5,047,534
Balance, December 31, 2005	3,281,607	357,020	32,816	3,570	4,115,827	8,390,066	12,542,279
Issuance of common stock	8,625,000	—	86,250	—	131,752,558	—	131,838,808
Conversion of convertible preferred stock to redeemable preferred stock and common stock and redemption of redeemable preferred stock, net	8,252,679	—	82,527	—	3,277,523	—	3,360,050
Conversion of series B common stock	357,020	(357,020)	3,570	(3,570)	—	—	—
Stock based compensation	—	—	—	—	1,201,693	—	1,201,693
Exercise of stock options	172,250	—	1,723	—	908,031	—	909,754
Net income	—	—	—	—	—	7,876,465	7,876,465
Balance, December 31, 2006	20,688,556	—	$206,886	$—	$141,255,632	$16,266,531	$157,729,049

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			For the period	For the period
			from inception	January 1, 2004
	Years ended December 31,		through	through
	2006	2005	December 31, 2004	August 1, 2004
Cash flows from operating activities:
Net income	$7,876,465	$5,047,534	$3,342,532	$13,386,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,916,666	4,693,611	1,115,511	792,511
Amortization of intangibles	10,298,820	10,175,444	4,508,693	—
Impairment of intangibles	279,458	1,631,700	—	—
Amortization of debt issuance cost	341,618	599,163	167,542	—
Accretion of note	—	85,468	20,224	—
Loss from extinguishment of debt	885,945	1,679,650	—	—
Stock based compensation	1,201,693	252,151	124,509	—
Deferred income taxes	301,546	(2,433,419)	(56,261)	93,850
Loss (gain) on sale of fixed assets	14,139	141,325	(5,200)	803
Provision for doubtful accounts	352,534	245,839	85,437	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	353,625	(15,793,277)	(29,641)	2,472,875
Unbilled receivables	(24,604)	2,729,386	(1,097,878)	(6,564,031)
Prepaid expenses and other current assets	710,062	(3,051,635)	(285,353)	745,856
Prepaid income taxes	1,940,142	(3,415,403)	(315,567)	41,264
Due from (to) an affiliated entity	23,434	(274,158)	(392,793)	(632,071)
Other assets, net	34,978	(94,359)	16,747	13,552
Accounts payable and accrued expenses	4,364,724	(152,457)	7,690,342	3,095,194
Income taxes payable	—	—	—	74,509
Deferred revenue	(1,020,224)	1,452,067	—	—
Deferred rent	(45,642)	386,029	366,596	42,307
Net cash provided by operating activities	35,805,379	3,904,659	15,255,440	13,562,636
Cash flows from investing activities:
Proceeds from sale of fixed assets	36,600	25,361	5,200	—
Capital expenditures	(8,957,096)	(10,920,927)	(4,960,726)	(2,269,652)
Cash acquired from acquisition	—	—	426,413	—
Acquisition of businesses	(5,344,970)	(24,348,199)	(122,814,500)	—
Net cash used in investing activities	(14,265,466)	(35,243,765)	(127,343,613)	(2,269,652)
Cash flows from financing activities:
Proceeds from revolving credit facility	7,400,000	26,850,000	7,526,908	—
Repayments of revolving credit facility	(7,400,000)	(30,876,908)	(3,500,000)	(2,333,336)
Repayments of loans payable	—	(75,166)	(9,610)	(13,050)
Repayments of capital lease obligations	(288,656)	(111,528)	(119,977)	(144,413)
Proceeds from the issuance of subordinated debt	—	—	20,000,000	—
Repayment of subordinated debt	—	(29,990,000)	—	—
Proceeds from the issuance of the term loan	—	150,000,000	40,000,000	—
Repayment of term loan	(85,401,003)	(37,750,000)	(2,250,000)	—
Deferred charges related to the issuance of debt	(161,158)	(2,390,484)	(1,712,500)	—
Proceeds from issuance of common stock upon initial public offering	146,625,000	—	—	—
Underwriting commissions and offering expenses	(14,784,499)	—	—	—
Proceeds from the issuance of convertible preferred stock, net of restricted cash	—	10,272,873	60,000,000
Redemption of convertible preferred stock	(52,764,950)	—	—	—
Proceeds from the exercise of stock options	413,135	19,047	—	—
Excess tax benefits from share-based compensation arrangements	494,896	—	—	—
Distributions to stockholders	—	(59,850,000)	(919,370)	(4,950,000)
Net cash (used in) provided by financing activities	(5,867,235)	26,097,834	119,015,451	(7,440,799)
Net increase (decrease) in cash and cash equivalents	15,672,678	(5,241,272)	6,927,278	3,852,185
Cash and cash equivalents at the beginning of the period	7,208,875	12,450,147	5,522,869	4,669,249
Cash and cash equivalents at the end of the period	$22,881,553	$7,208,875	$12,450,147	$8,521,434
Supplementary disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,789,326	$8,953,352	$2,613,100	$15,581
Interest	$7,760,873	$8,007,168	$2,124,429	$178,317
Other noncash investing and financing activities:
Assets acquired under capital lease	$600,503	$482,222	$—	$—
Liabilities assumed from acquisitions	$1,013,958	$401,664	$—	$—
Stockholders’ loan offset to distributions to stockholders	$—	$—	$—	$2,000,000
Issuance of common stock	$—	$—	$2,610,000	$—

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization, Description of Business and Basis of Presentation

Clayton Holdings, Inc. (the “Company”) was formed on March 31, 2005 as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. (“GRP”), a Delaware corporation and TMHC Holdings, Inc. (“TMHC”) a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. (“CSI”) and First Madison Services, Inc. (“FMS”) from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as “The Murrayhill Company”, (“CFIS”) from an unrelated party on May 24, 2004. Each holding company was controlled by TA Associates (“TA”) prior to the combination. In accordance with accounting principles generally accepted in the United States of America. (“US GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods they were under common control are restated on a combined basis.

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

As of December 31, 2006, we have three reportable segments which we operate and manage as strategic business units: Transaction Management, Special Servicing and Surveillance. Beginning October 1, 2006, we have reclassified our financial information for the last three fiscal years to reflect our new internal organization. During 2006, we restructured the management and operations of our businesses and realigned our segment reporting to match these changes. For more information concerning our business segments, see Note 18.

Basis of Presentation

The Company’s consolidated statements of income, stockholders’ equity and cash flows include the results of GRP and TMHC beginning from the date of acquisition of a controlling interest by TA, which were August 2, 2004 and May 24, 2004, respectively. The consolidated statements of income, stockholders’ equity and cash flows for the periods prior to the date TA acquired a controlling interest in GRP are presented on a Predecessor basis and reflect solely the operations of CSI. For financial reporting purposes, the inception date is deemed to be May 24, 2004. Upon the acquisition of the controlling interest by TA, the Company became the Successor to the business of the Predecessor.

The Company deems CSI, currently a wholly-owned subsidiary of GRP, to be the Predecessor as this entity has historically provided the Company’s core transaction management services. For the periods presented, the Predecessor would have represented over 80% of the revenues, assets and income before provision for income taxes of the combined entities. As such, the Company believes that for comparability purposes this entity is the most relevant to present.

The consolidated statements of income, stockholders’ equity and cash flows included herein include the results of the Predecessor which is solely comprised of CSI from January 1, 2004 to August 1, 2004, and

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor which include the results of TMHC from May 24, 2004 to December 31, 2004 and GRP from August 2, 2004 to December 31, 2004. The consolidated statements of income, stockholders’ equity and cash flows included herein for the years ended December 31, 2006 and 2005 include the results of both TMHC and GRP for the entire period.

In these notes to the consolidated financial statements, references to the “Company” in respect of time periods preceding the date of acquisition of a controlling interest in GRP by TA are references to CSI and its consolidated subsidiaries (collectively, the “Predecessor”), while such references to time periods commencing with the periods subsequent to the date TA acquired a controlling interest in GRP and TMHC are references to Clayton Holdings, Inc. and its consolidated subsidiaries (collectively, the “Successor”).

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

On February 28, 2006, the Company’s Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

Note 2—Summary of Significant Accounting Policies

Significant accounting policies followed by the Company, as summarized below, are in conformity with US GAAP.

Principles of Consolidation

The consolidated financial statements include the accounts of Clayton Holdings, Inc. and its wholly-owned subsidiaries (“the Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, the Company cannot give assurance that actual results will not differ significantly from estimated results. Management bases these judgments on the Company’s historical experience, management’s forecasts and

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other available information, as appropriate. The most significant estimates reflected in the financial statements include deferred tax assets and liabilities and related valuation allowances, income tax accruals, valuation allowance for accounts receivable, asset impairments, the valuation of stock options and the valuation of intangible assets and assessments of their useful lives, and related party transactions. Actual results could differ from estimated amounts. The Company also makes estimates in determining other ordinary accruals.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are due from customers in the normal course of business. Credit decisions are made based on an evaluation of a customers’ financial condition. Accounts receivable are generally due within 30 days. Interest is not charged on delinquent payments.

The Company makes estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and by analyzing historical bad debt trends and realization adjustments to revenue. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to revenues and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in “other assets, net” in the accompanying consolidated balance sheets. As a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. In addition, in December 2006, the Company repaid $15,000,000 of principal. A loss on extinguishment of $885,945 reflecting these write offs is reflected in the statement of income for the year ended December 31, 2006. In conjunction with the Company entering into a new credit agreement on December 8, 2005 (See Note 9), the Company wrote off $1,229,338 in deferred financing costs which were associated with the repaid obligations. Unamortized deferred financing costs at December 31, 2006 and 2005 were $1,287,694 and $2,354,099, respectively.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

The Company derives most of its revenues from professional service activities. The majority of these activities are provided under “time-and-materials” billing arrangements. Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material. Pass-through expenses included in revenues of the Successor for the years ended December 31, 2006 and 2005 and from the date of inception through December 31, 2004 were $26,109,702, $29,787,719 and $13,891,579, respectively. For the period January 1, 2004 through August 1, 2004, pass-through expenses included in revenues of the Predecessor were $15,493,865.

The Company records provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying consolidated balance sheets.

Cost of Services

Direct cost of operations consists primarily of employee compensation and related payroll benefits, the cost of billable labor assigned to revenue-generating activities as well as corresponding travel and related expenses incurred in providing such services to clients. Direct cost of operations does not include an allocation of overhead costs.

Advertising

The Company has incurred minimal advertising costs each period and all costs related to advertising and other promotional expenditures are expensed as incurred. Aggregate advertising and other promotional expenditures of the Successor for the years ended December 31, 2006 and 2005 and from the date of inception through December 31, 2004 were $1,261,397, $1,277,737 and $520,570, respectively. For the period January 1, 2004 through August 1, 2004, aggregate advertising and other promotional expenditures of the Predecessor were $549,119.

Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years and a valuation allowance on the deferred tax assets if they are deemed to be impaired.

Income taxes on net earnings of the Predecessor were obligations of the stockholders pursuant to its election of “S” corporation status under Section 1372 of the Internal Revenue Code effective August 1, 1994. Accordingly, no Federal and certain state income taxes have been provided for in the accompanying financial statements for the period January 1, 2004 through August 1, 2004. For state tax purposes, the S Corporation was required to pay State corporate income tax applicable to Subchapter S corporations and recorded such payments as expenses in the period such taxes were incurred.

Stock-based Compensation

The Company adopted the fair value measurement provisions of SFAS No. 123(R), “Share-Based Payment,” using the prospective method under which the Company recognizes the compensation expense

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Note 15.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, accounts receivable and unbilled receivables. The Company’s cash is deposited with two financial institutions and, at times, may exceed federally insured limits. The Company had not experienced any losses on these deposits.

At December 31, 2006, 23.1% and 29.2% of the Company’s billed and unbilled receivables, respectively, were related to its two largest clients. At December 31, 2005, 30.1% and 25.5% of the Company’s billed and unbilled receivables, respectively, were related to its two largest clients.

For the year ended December 31, 2006, the two largest clients accounted for 13.2% and 10.6% of revenue of the Successor, respectively. For the year ended December 31, 2005, the two largest clients accounted for 12.9% and 11.2% of revenue of the Successor, respectively. For the period from inception through December 31, 2004, the two largest clients accounted for 17.9% and 12.2% of revenue of the Successor, respectively. For the period January 1, 2004 through August 1, 2004 the two largest clients accounted for 22.7% and 27.0% of revenue of the Predecessor, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Prior to our IPO on March 29, 2006, the Company’s convertible preferred stock was deemed to be a common stock equivalent and included in the computation of basic earnings per share because it received dividends at a rate that resulted in a per share amount that was equivalent to the per share amount paid on common stock. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period.

Offering Costs and Other Assets

Costs directly associated with the Company’s initial public offering of securities were capitalized and recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Upon completion of the initial public offering on March 29, 2006, approximately $4,500,000 of offering expenses were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ equity. Deferred offering costs as of December 31, 2005 were approximately $2,340,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of additions and improvements are capitalized.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 30 months to seven years. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the lease term.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the costs of computer software developed or acquired for internal use incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs incurred during the post- implementation or operation stage are expensed as incurred. Capitalized software is classified within property and equipment and is amortized over the estimated useful life of the software, which is generally from three to five years.

Intangible Assets

Intangible assets consist of customer relationships, client backlog, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired (“goodwill”). Customer relationships are the value of the specifically acquired customer relationships. Client backlog is the estimated present value of fees to be earned for services performed on loans currently under surveillance. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of the “Clayton” name. The value of the noncompetition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

Except for goodwill, trade name and trademarks, all intangible assets are stated at cost less accumulated amortization. The costs attributable to the identified intangibles were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives are amortized under the straight-line method over their applicable estimated useful lives, estimated by the Company to be between 4 to 18 years, as follows:

Customer relationships
Transaction management and advisory	18 years
Staffing services	10 years
Portfolio management	4 years
Client backlog	5 years
Technology	5 years
Noncompetition agreement	4-5 years

The weighted average amortization period for intangible assets finite lives is 12 years.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Impairment tests were conducted for CSI and CFIS in 2006 and there was no impairment to goodwill of either entity.

In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2005, the Company’s Board of Directors approved the discontinuance of the use of the trade name “Murrayhill” and the Company recorded an impairment charge of $1,631,700.

Valuation of Long-lived Assets Excluding Goodwill

The Company evaluates all of its long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (SFAS No. 144). SFAS No. 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset.

Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires certain gains and losses for those instruments which qualify as hedging activities, defined as transactions involving offsetting changes in fair value or cash flows for the risk being hedged, to be reported as a component of other comprehensive income. For all other derivative instruments, the related gains or losses are recorded in the income statement. The Company had an interest rate cap agreement which it executed in conjunction with its former credit agreement to lock in a maximum interest rate should variable rates rise. The interest rate cap agreement expired on September 30, 2006 (See Note 9).

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Adoption of New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (“FSP”) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. Management does not anticipate that issuance of a final consensus will materially impact the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005, the SEC issued a rule that SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006, the Company adopted SFAS No. 123(R) and SFAS 123(R) did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006. It did not have a material impact on the Company’s financial condition or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (1) the useful life of the assets or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The Company adopted EITF 05-06 as of June 29, 2005. It did not have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48, which clarifies Statement 109, “Accounting for Income Taxes,” establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective December 31, 2006. The application of the guidance contained in SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Note 3—Business Acquisitions

Asset Purchase from M R Network I, Ltd.

On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (formerly d/b/a Mortgage Resource Network and currently d/b/a Clayton Lender Solutions, Inc.) for an aggregate purchase price of $5,344,970. This acquisition has not been presented on a pro forma basis because it is not deemed to be material.

The purchase price was allocated as follows:

Accounts receivable	$952,943
Prepaid expenses	19,030
Property and equipment	957,792
Goodwill	3,558,177
Intangible assets—customer relationships	771,000
Intangible assets—noncompetition agreement	74,000
Deposit	25,986
Liabilities assumed	(1,013,958)
$5,344,970

GRP and TMHC

In March 2005, GRP and TMHC were combined to form the Company. In connection with this combination, the existing stockholders of each of GRP and TMHC entered into a share exchange agreement with the Company, whereby shares of common stock and convertible preferred stock of each of GRP and TMHC were exchanged for the Company’s common stock, class B common stock, Series A convertible preferred stock and Series B convertible preferred stock (see Note 10).

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outstanding shares of the convertible preferred stock are convertible into shares of the Company’s common stock and redeemable preferred stock. The convertible preferred stock automatically converts pursuant to the formula described in Note 10 below upon the closing of the Company’s first qualified underwritten public offering. As of December 31, 2004, the Series A and Series B convertible preferred stock were carried on the balance sheet at their liquidation preference of $27,189,514 and $74,512,615, respectively. In the event the convertible preferred stock is converted to redeemable preferred stock, the liquidation preference of the redeemable preferred stock would be 94.1% of the liquidation preference of the convertible preferred stock. In connection with a recapitalization and refinancing of its credit facilities in December 2005 (see Note 9), the Company paid a dividend on the Series A and Series B convertible preferred stock in the amounts of $14,931,195 and $40,918,805, respectively, and the liquidation preference was reduced by these amounts. As of December 31, 2005, the Series A and Series B convertible preferred stock are carried on the balance sheet at the liquidation preference of $12,258,319 and $43,866,683, respectively.

During 2005, the Company incurred costs totaling approximately $1,200,000 in connection with the March 2005 business combination, primarily for employee severance costs, legal and other professional fees. As this transaction is considered a merger of entities under common control, in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), these costs have been expensed as incurred.

The following pro forma information represents the results of operations of the Company for the year ended December 31, 2004, as if the combination noted above was effected on January 1, 2004:

Revenue	$164,897,000
Net income	7,480,000
Earnings per share:
Basic	$.63
Diluted	$.63

Clayton Fixed Income Services Inc.

On May 24, 2004, TA acquired a majority interest in CFIS and concurrently formed TMHC. The total consideration paid by TA for 77% of CFIS’s outstanding common shares was $41,702,128 comprised of $27,702,128 in cash paid directly to founding shareholders, $4,000,000 in cash paid to CFIS in exchange for 247 shares of CFIS common stock, and $10,000,000 in cash paid to CFIS in connection with TMHC’s issuance of convertible senior subordinated notes to TA, the proceeds of which were used to redeem shares from the CFIS founders (see Note 9). Each of the then outstanding shares of CFIS common stock was exchanged for common stock or convertible preferred stock of TMHC. After the share exchange the founding shareholders of CFIS held 2,150,000 shares of TMHC common stock and investment funds affiliated with TA Associates held 7,060,193 shares of TMHC convertible preferred stock aggregating $31,702,128. TMHC also incurred acquisition costs of $1,030,701. Including the dilutive effect of options available for issuance from the TMHC 2004 Stock Option and Grant Plan executed concurrently with the equity sale (see Note 9), TA held an approximate 73.5% interest in TMHC on a fully diluted basis.

Subsequent to the formation of the Company, the 2,150,000 shares of TMHC common stock held by founding shareholders of CFIS were exchanged at a conversion rate of .3125 per TMHC share for 671,874 shares of the Company’s common stock and the 7,060,193 shares of TMHC convertible preferred stock

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were exchanged at a conversion rate of 1.25 per TMHC share for 8,825,241 shares of the Company’s Series A convertible preferred stock.

In accounting for the partial acquisition of CFIS by TA, TMHC applied purchase accounting as prescribed by SFAS No. 141 and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions. Under this accounting method, the purchase price for the portion of TMHC acquired by TA has been reflected at fair value with the difference between the purchase price and the sum of the fair value of tangible and identifiable intangible assets acquired less liabilities assumed resulting in the recording of identified intangible assets of $14,707,350 and goodwill of $30,796,352. Included in goodwill is $5,540,544 that resulted from the recognition of a deferred tax liability related to intangible assets that are not deductible for tax purposes. The allocation of the purchase price to these intangible assets is based on a number of significant assumptions as determined by the Company and its independent appraisal expert, including evaluation of the future income producing capabilities of these assets and related future expected cash flows.

Prior to the exchange of equity on May 24, 2004, CFIS issued 247 shares of common stock for $4,000,000 in cash. As of December 31, 2004, this contribution was being held by the Company as an accrued distribution to founding shareholders in accordance with the terms of the share purchase agreement. The $4,000,000 was paid in April 2005.

Clayton Services, Inc. and First Madison Services, Inc.

On August 2, 2004, TA, through its newly formed entity GRP, acquired substantially all of the assets and certain liabilities of CSI and FMS, pursuant to a Contribution and Asset Transfer Agreement (the “Agreement”) with GRP. GRP paid $120,000,000 in cash and issued 3,000,000 shares of common stock valued at $2,610,000. GRP also incurred acquisition costs of approximately $3,092,000. The acquisition was financed through borrowings pursuant to a term loan of $40,000,000, proceeds from the issuance of 6,780,000 shares of convertible preferred stock of GRP aggregating $70,000,000, and the issuance of certain subordinated notes and 220,000 shares of common stock with a carrying value of $191,400 (see Note 9) for proceeds of $20,000,000.

Subsequent to the formation of the Company, the 3,220,000 shares of GRP common stock were exchanged at an aggregate conversion rate of 0.8918 per GRP share for 2,514,556 shares of the Company’s common stock and 357,020 of the Company’s Class B common stock. The 6,780,000 shares of GRP convertible preferred stock were exchanged at a conversion rate of 3.5672 per GRP share for 24,185,493 shares of the Company’s Series B convertible preferred stock with a liquidation preference of $74,512,615. The difference between the increase in the carrying value of preferred stock of $4,512,615 and the aggregate carrying value of $2,801,400 for all the common stock resulted in a decrease in stockholders’ equity of $1,711,215.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to the Agreement, GRP assumed certain contractual arrangements whereby additional cash may be paid to the owners of CSI upon the attainment of certain specified financial criteria over the period from the date of the transaction through December 31, 2005. The total additional consideration aggregates to a maximum of $40,000,000. The first such contingent amount was measured and attained at December 31, 2004, amounted to $10,000,000 plus accrued interest, and is reflected as additional goodwill on the balance sheet and is included in restricted cash as of December 31, 2004. This amount, plus interest, was paid to the owners of CSI in August 2005. In November, 2005, the Agreement was amended and $10,000,000 plus accrued interest was paid to the former owners of CSI. Such amount was recorded as additional goodwill and increased the liquidation preference amount of the Series B convertible preferred stock by $10,000,000 plus accrued interest. Additionally, the amendment provided that the former owners of CSI will receive $13,250,000 in satisfaction of the remaining contingent payments, upon the occurrence of certain events, but in no event later than May 1, 2006. In connection with a recapitalization and refinancing of its credit facilities in December 2005 (See Note 9), the Company paid $13,250,000 in satisfaction of the remaining contingent payments. Such amount was recorded as additional goodwill.

The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Fair values are based upon third party appraisals and internal studies.

	GRP	TMHC
Current assets	$37,862,951	$1,648,970
Property and equipment	5,286,932	—
Other assets	55,773	—
Intangible assets	86,323,000	14,707,350
Goodwill	5,382,193	30,796,352
Total assets acquired	134,910,849	47,152,672
Liabilities assumed	(9,486,349)	(5,450,544)
	$125,424,500	$41,702,128

The goodwill recorded in connection with the GRP transaction is tax deductible except for approximately $2,610,000 that is related to the valuation of the common stock issued as part of the transaction. The goodwill recorded in connection with the TMHC transaction is all non-tax deductible goodwill.

Asset Purchase from NISYS, Inc.

On March 18, 2005, the Company entered into an Asset Purchase Agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed liabilities of NISYS, Inc., including the assumption of an outstanding note, were purchased for an aggregate of $825,326 comprised of $764,642 of cash paid to the seller and $60,684 of transaction costs.

The purchase price was allocated as follows:

Property and equipment	$353,713
Technology	1,060,327
Liabilities assumed	(588,714)
$825,326

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The NISYS business provides imaged document management, automated decisioning and collaborative process management software that enables third parties to streamline manual, paper-based loan processes. The NISYS platform integrates third party components for workflow/document management, optical character recognition/imaging and a rules engine. This acquisition has not been presented on a pro forma basis because it is not deemed to be material.

Note 4—Cash, Cash Equivalents and Restricted Cash

At December 31, 2006 and 2005, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 and 2005, the cash balances exceeded $100,000 by $31,862,444 and $13,447,318, respectively, including restricted cash.

At December 31, 2006 and 2005, the Company maintained restricted cash balances of $11,738,871 and $4,966,839, respectively. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying consolidated balance sheets.

Note 5—Property and Equipment, net

Property and equipment consists of the following:

	December 31,
	2006	2005
Computer and office equipment	$10,338,249	$6,526,737
Software	17,864,010	8,100,020
Furniture and fixtures	3,296,009	2,926,452
Leasehold improvements	1,851,453	1,391,952
Website	280,317	280,317
Automobiles	112,336	171,395
	33,742,374	19,396,873
Less accumulated depreciation and amortization	13,959,975	6,117,862
	19,782,399	13,279,011
Software under development	582,467	4,896,706
	$20,364,866	$18,175,717

Included in software at December 31, 2006 and 2005, is $10,383,256 and $3,189,915, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service. It is the Company’s policy not to capitalize interest on internally developed software because the amount is immaterial.

For the years ended December 31, 2006 and 2005, depreciation and amortization expense charged to operations of the Successor was $7,916,666 and $4,693,611, respectively. For the period from inception through December 31, 2004 depreciation and amortization expense charged to operations of the Successor was $1,115,511. For the period January 1, 2004 through August 1, 2004, the depreciation and amortization expense charged to operations of the Predecessor was $792,511.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Goodwill and Other Intangible Assets

As of December 31, 2006 and 2005, intangible assets not subject to amortization consist of goodwill of $73,401,645 and $69,843,468, respectively, and trade names and trademarks of $15,504,917 and $15,504,338, respectively. In October 2005, the Company’s Board of Directors approved the discontinuance of the use of the trade name “Murrayhill” and the Company recorded an impairment charge of $1,631,700.

At December 31, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,887,037	$31,512,963
Staffing services	4,300,000	1,039,167	3,260,833
Portfolio management	10,779,600	2,666,101	8,113,499
Client backlog	2,146,200	1,118,101	1,028,099
Technology	26,842,900	13,088,586	13,754,314
Noncompetition agreements	3,568,950	1,748,446	1,820,504
Patent	20,452	8,259	12,193
	$84,058,102	$24,555,697	$59,502,405

In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

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

Amortization expense for the years ended December 31, 2006, 2005 and for the period from inception to December 31, 2004 was $10,298,820, $10,175,444 and $4,508,693, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense associated with these intangible assets during the next five fiscal years is as follows:

2007	$10,134,280
2008	9,842,343
2009	6,581,345
2010	3,018,556
2011	3,004,989

Note 7—Fair Value of Financial Instruments

The Company has determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates presented below are not necessarily indicative of the amounts that the Company could realize or be required to pay in a current market exchange.

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable, Unbilled Receivables, Accounts Payable and Accrued Expenses

The carrying amounts of these items are reasonable estimates of their fair values due to the short-term nature of these assets.

Debt

The fair value of long-term debt approximates its carrying value at December 31, 2006 and 2005, based on an assessment of currently available terms for similar arrangements.

Interest Rate Cap Agreement

The carrying amount of the Company’s interest rate cap agreement in effect as of December 31, 2005 is fair value. The fair value of the interest rate cap agreement is based on estimates obtained from bankers to settle the agreement. The interest cap agreement expired on September 30, 2006.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Trade accounts payable:
Vendor payables (primarily travel)	$261,939	$2,487,351
Other accounts payable	4,965,034	1,658,524
Accrued expenses:
Bonuses	9,510,253	7,842,254
Payroll	2,443,192	1,276,543
Compensation expense	1,105,591	508,226
Travel expense	30,660	728,756
Accrued professional fees	491,594	1,140,272
Other accrued expenses	4,023,619	3,200,152
	$22,831,882	$18,842,078

Note 9—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	December 31,
	2006	2005
Term loans	$64,598,998	$150,000,000
Capital lease obligations	753,201	416,583
Total long-term debt	65,352,199	150,416,583
Less current portion	928,633	1,639,411
Long-term debt, net of current portion	$64,423,566	$148,777,172

New Credit Agreement

On December 8, 2005 the Company entered into a credit agreement (the “New Credit Agreement”) with a financial institution. The New Credit Agreement provides the Company with a $150,000,000 term loan, all of which was funded at closing, and a $40,000,000 revolving credit facility, none of which was funded at closing. Subject to the agreement of the lenders to increase their commitments, the Company has the option to borrow up to an additional $10,000,000 under the revolving credit facility, for an aggregate revolving credit facility of $50,000,000. On January 11, 2006 and April 28, 2006, the Company exercised its option and amended the New Credit Agreement to increase the revolving credit facility by $5,000,000 on each date, such that the Company had an aggregate revolving credit facility of $50,000,000 as of, and subsequent to, April 28, 2006. The New Credit Agreement expires on December 8, 2011.

After the Company’s initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. The first $375,000 of the $70,000,000 term loan payment was applied against the principal payment due on March 31, 2006 and future principal repayments were recalculated pro rata based on the remaining

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance. In December 2006, the Company repaid $15,000,000 of its outstanding term loan balance. Therefore, scheduled quarterly payments of the term loan through December 31, 2010 were reduced from $375,000 to $162,718 with the remaining balance of $61,995,510 payable in four equal quarterly installments in 2011. As a result of the repayments of the term loan in 2006 the Company wrote off a proportionate share of deferred financing costs associated with the term loan (see Note 2, Deferred Financing Costs) and reflected a loss on extinguishment of $885,945 in the consolidated statement of income for the year ended December 31, 2006.

The New Credit Agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, require the Company to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. Such covenants commence effectiveness on March 31, 2006. In addition, the New Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The New Credit Agreement also contains provisions for an increased rate of interest during periods of default.

Loans under the New Credit Agreement bear interest at the applicable London interbank offered rate (“LIBOR”) plus 3.00% or Prime Rate plus 2.0%, at the Company’s option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined. On March 15, 2007, the terms of the New Credit Agreement were amended. The amendment lowered the interest rate on borrowings under the New Credit Agreement from LIBOR plus 3.00% to LIBOR plus 1.75%, or Prime Rate plus 0.75%, at the Company’s option.

The proceeds of this New Credit Agreement were used to repay all outstanding borrowings under the prior credit agreement, outstanding subordinated and senior subordinated notes and $13,250,000 in satisfaction of all remaining contingent payments related to TA’s acquisition of CSI. In addition, a dividend of $55,850,000 was paid to the holders of the Company’s Series A and Series B convertible preferred stock. The amount of the liquidation preference of the convertible preferred stock was reduced by the amount of the dividend.

At December 31, 2006 and 2005, the revolving credit facility had no outstanding balance and there was an outstanding balance of $64,598,998 and $150,000,000 under the term loan with an interest rate of 8.35% and 9.25%, respectively.

Credit Agreement—Prior

On August 2, 2004, CSI entered into a credit agreement with a financial institution. The credit agreement provided CSI with borrowings of up to $60,000,000 under credit facilities consisting of a $40,000,000 term loan and a $20,000,000 revolving credit loan facility.

On December 8, 2005, in conjunction with the New Credit Agreement, the Company repaid outstanding balances under the revolving credit facility and term loan of $11,450,000 and $33,875,000, respectively. In addition, outstanding interest including the unused line fee of $231,126 and prepayment penalties of $11,309 were remitted.

The credit agreement was collateralized by substantially all of the assets of the CSI and FMS and contained several covenants including a limitation on total annual capital expenditures. Prior the refinancing of the facility, CSI had exceeded the total capital expenditure limitations and did not make a

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required pre-payment. The lenders subsequently waived compliance with these covenants without penalty and increased the annual capital expenditure limitations for fiscal years 2005 through 2009.

Revolving Credit Loan Facility—Prior

The prior revolving credit loan facility included a $2,000,000 letter of credit facility. Loans under the revolving credit loan facility bore interest for the initial period (as defined) at the applicable LIBOR rate, plus 4.25% or Prime Rate plus 2.75% and, thereafter, all loans under the revolving credit loan facility bore interest at applicable margins over the LIBOR and Prime Rate determined on the basis of the Company’s ratio of total debt to twelve months trailing EBITDA. In addition, the Company was required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding as defined. The revolving credit loan facility was to expire on August 2, 2009.

Term Loan—Prior

The $40,000,000 Term Loan was payable in twenty consecutive quarterly installments commencing on September 30, 2004 consisting of (i) four quarterly installments of $1,125,000 through June 30, 2005, (ii) four quarterly installments of $1,625,000 through June 30, 2006, (iii) four quarterly installments of $2,000,000 through June 30, 2007, (iv) four quarterly installments of $2,375,000 through June 30, 2008 and (v) four quarterly installments of $2,875,000 through June 30, 2009. This facility bore interest for the initial payment period at the applicable LIBOR plus 4.25% or Prime Rate plus 2.75% and, thereafter, bore interest at applicable margins based upon a total debt to EBITDA ratio. The weighted average interest rate as of December 31, 2004 was 6.44%. On August 2, 2004, the Company paid $1,712,500 to execute the term loan. This cost was recorded as deferred financing cost and was amortized over the expected life of the term loan using the effective interest method, or as repayments were made. From August 2, 2004 through December 31, 2004 and January 1, 2005 through December 8, 2005 the amortization of the deferred financing cost aggregated $142,709 and $524,403, respectively and is reflected as interest expense in the accompanying consolidated statement of income. In connection with the New Credit Agreement, the unamortized deferred financing cost of $1,045,338 was written-off and is included in the loss from extinguishment of debt in the accompanying statement of income.

Interest Rate Cap

In September 2004, CSI purchased an interest rate cap agreement to reduce the potential impact that interest rate increases could have on its floating-rate debt interest expense. The terms of the interest rate cap provided that the Company would receive quarterly payments equal to the notional amount multiplied by the difference by which LIBOR exceeds 5%. The initial notional amount was $20,000,000 and declined during the term of the agreement, which expired on September 30, 2006. As of December 31, 2005, the notional amount was $16,937,500. The interest rate cap did not qualify for hedge accounting under SFAS No. 133, as amended. The initial premium of $29,900 was recorded as an asset on the date of purchase. Subsequent declines in the fair value of this derivative were recorded as interest expense in the accompanying consolidated statements of income. During the third quarter of 2006, the Company received approximately $19,300 which was recorded as a reduction of interest expense. During the period May 24, 2004 to December 31, 2004 and for the year ended December 31, 2005, the Company recorded $20,125 and $7,860, respectively, of interest expense based on a decline in the fair value of this derivative during

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the periods. In January 2006, the Company recorded interest expense of $1,915 to reduce the book value of this asset to zero.

Subordinated Note Agreements

CSI Subordinated Note Purchase Agreement

On August 2, 2004, CSI entered into a $20,000,000 subordinated note purchase agreement with certain stockholders of the Company and a lender to finance the acquisition of the Predecessor. The subordinated note was to mature on August 2, 2010 with an interest rate of 12% per annum.

As part of the subordinated note purchase agreement, CSI issued 220,000 shares of common stock to the stockholders which was valued at $191,400 for $0.01 per share or $2,200. The difference of $189,200 between the purchase price of the common stock and the share value was recorded as a reduction of the initial value of the subordinated notes. This discount was amortized over the expected life of the subordinated notes using the effective interest method, or as payments were made. For the period May 24, 2004 through December 31, 2004 and for the year ended December 31, 2005, $13,319 and $29,945, respectively was recorded as additional interest expense.

As of December 31, 2004 CSI was in compliance with covenants related to the prior credit agreement and as contained in the subordinated note purchase agreement except for the cross-default provisions related to the covenants in the credit agreement. Compliance with this covenant in the credit agreement was subsequently waived by the senior lenders. The subordinated noteholders subsequently waived this non-compliance without penalty and increased the capital expenditure limitations for fiscal years 2005 through 2009.

On December 8, 2005, in conjunction with the New Credit Agreement, the Company repaid the entire $20,000,000 subordinated note, related interest of $153,000 and prepayment penalties of $800,000. The aggregate prepayment penalty and the unamortized debt discount of $146,718 were included in the loss from the extinguishment of debt in the accompanying statement of operations.

TMHC Subordinated Convertible Note Purchase Agreement

On May 24, 2004, TMHC issued senior subordinated convertible notes due May 24, 2010, in the amount of $10,000,000 to TA. The notes contained an annual interest rate of 12% payable quarterly. On August 31, 2004, the notes were converted into senior subordinated notes in the amount of $9,990,000 bearing the same repayment terms and 72,451 common stock purchase warrants at an exercise price of $.01 per share. On August 31, 2004, the warrants were exercised.

At the time the notes were converted, the TMHC assessed the related fair value of potential shares to be issued in connection with the warrants. The fair value of TMHC’s warrants was estimated based upon the excess of the fair value per share of the Company, as determined by an independent valuation expert, over the exercise price of $.01 per share; and as a result, the warrants’ fair value of $357,685 was recorded in equity, reducing the initial value of the senior subordinated notes. This discount was being accreted over the expected life of the senior subordinated notes using the effective interest method, or as repayments are made. During the period May 24, 2004 (date of inception) through December 31, 2004 and for the year ended December 31, 2005, $20,233 and $55,523, respectively was recorded as additional interest expense.

On December 8, 2005, in conjunction with the New Credit Agreement, the Company repaid the entire $9,990,000 subordinated convertible note, related interest of $23,310 and prepayment penalties of

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$499,500. The aggregate prepayment penalty, the unamortized debt discount of $270,707 and the unamortized debt issuance costs of $184,578 were included in the loss from the extinguishment of debt in the accompanying statement of operations.

Capitalized Lease Obligations

At December 31, 2006, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $311,169. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

At December 31, 2005, the Company leased $467,584 of equipment under agreements accounted for as capital leases with accumulated depreciation of $51,597. The obligations for the equipment required the Company to make monthly payments through August 2010, with implicit interest rates from 7.06% to 19.06%.

Future minimum lease payments under noncancelable capital lease obligations as of December 31, 2006 are as follows:

Amount
2007	$338,119
2008	240,952
2009	172,198
2010	102,207
2011	13,267
Total minimum lease payments	866,743
Less amount representing interest	113,542
Present value of minimum lease payments	753,201
Less current maturities	277,761
Long-term capital lease obligations	$475,440

Future maturities of Long-Term Debt and Capital Lease Obligations

For years subsequent to December 31, 2006, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2006 are as follows:

	Long-term debt	Capital lease obligation	Total
2007	$650,872	$277,761	$928,633
2008	650,872	206,718	857,590
2009	650,872	157,201	808,073
2010	650,872	98,419	749,291
2011	61,995,510	13,102	62,008,612
	$64,598,998	$753,201	$65,352,199

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Preferred Stock

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

Note 11—Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under noncancelable operating lease arrangements expiring on various dates through 2017. Such leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property.

As of December 31, 2006, future minimum annual lease payments are as follows:

2007	$3,367,436
2008	3,213,322
2009	2,229,364
2010	1,441,313
2011	1,252,439
Thereafter	5,339,319
$16,843,193

For the years ended December 31, 2006 and 2005 and for the period from inception through December 31, 2004 rent expense was $3,924,044, $3,021,458 and $706,836, respectively. For the period January 1, 2004 through August 1, 2004 rent expense was approximately $812,242.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employment Contracts

Various members of senior management have entered into employment agreements which are terminable upon thirty days notice by either the Company or the employee and provide for certain specified benefits including performance bonuses, travel allowances and severance payments upon termination, resignation or a change in control.

On October 18, 2006, in connection with the resignation (effective February 28, 2007) of its Chief Information Officer, the Company entered into a Separation Agreement. This agreement provides for salary continuation in the aggregate amount of $260,000, and health insurance premium continuation in the aggregate amount of approximately $3,604, each through February 29, 2008. In addition, the agreement provides for 2006 incentive compensation, subject to certain conditions, in the aggregate amount of $166,000. Such amounts were recorded as a liability on October 31, 2006.

On August 31, 2005, the Company entered into a Separation Agreement and Mutual Release with its former Chief Financial Officer. This agreement provided for salary continuation in the aggregate amount of $168,372, and health insurance premium continuation in the aggregate amount of approximately $10,612, each through August 31, 2006. Such amounts were recorded as a liability on August 31, 2005.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 12—Income Taxes

The Predecessor elected “S” corporation status under section 1372 of the Internal Revenue Code effective August 1, 1994. Under this section, the net income of the Company was taxed directly to the Company’s stockholders and not to the Company. The Company was directly liable for certain state and local income taxes as an S-corporation.

The state and local income tax benefits of the Predecessor for continuing operations were as follows:

For the period January 1, 2004 through August 1, 2004
Current	$(165,586)
Deferred	(93,850)
Income tax benefit	$(259,436)

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$89,311	$28,109
Accrued compensation	357,497	137,457
Deferred revenue	170,626	17,504
Deferred compensation	249,416	—
Deferred rent	362,673	383,072
State tax net operating loss carryforward	685,247	327,714
Total gross deferred tax assets	1,914,770	893,856
Valuation allowance	(685,247)	(327,714)
Net deferred tax assets	1,229,523	566,142
Deferred tax liabilities:
Property and equipment	(2,473,521)	(972,411)
Amortization of intangibles	(2,272,983)	(2,809,166)
Total gross deferred tax liabilities	(4,746,504)	(3,781,577)
Net deferred tax liability	$(3,516,981)	$(3,215,435)

Our state net operating loss carryforwards begin to expire in 2025.

The components of the provision for income taxes from the date of inception for the Successor are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	For the period from inception through December 31, 2004
Current
Federal	$4,594,841	$4,815,754	$1,899,748
State	624,101	771,312	462,315
Foreign	147,299	—	—
	5,366,241	5,587,066	$2,362,063
Deferred
Federal	278,246	(1,977,994)	4,361
State	23,300	(455,418)	(12,325)
	301,546	(2,433,412)	(7,964)
Provision for income taxes	$5,667,787	$3,153,654	$2,354,099

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the period from the date of inception through December 31, 2004, the Successor’s income tax provision resulted in effective tax rates that varied from the statutory Federal income tax rate. The components of the income tax expense are as follows:

Pre-tax book income at statutory rate of 34%	$1,936,855	34.00%
State taxes	287,644	5.05%
Permanent items	129,600	2.27%
Provision for income taxes	$2,354,099	41.32%

The Successor’s income taxes resulted in effective tax rates that varied from the statutory Federal income tax rate. The components of the income tax expense are as follows:

	Year ended December 31, 2006		Year ended December 31, 2005
Pre-tax book income at statutory rate	$4,740,488	35.00%	$2,788,403	34.00%
State taxes	454,632	3.36%	295,685	3.60%
Permanent items	345,868	2.55%	231,195	2.82%
State rate change	(29,048)	(0.21)%	(161,629)	(1.97)%
Use of Federal graduated rate	(96,990)	(0.72)%	—	—%
Other	252,837	1.87%	—	—%
Provision for income taxes	$5,667,787	41.85%	$3,153,654	38.45%

Note 13—Related Party Transactions

On March 29, 2006, the Company paid $52,764,950 from proceeds from its IPO to redeem from investment funds affiliated with TA Associates and other preferred stockholders, including Brian L. Libman, a director of the Company, all of the shares of redeemable preferred stock outstanding immediately following the conversion of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

The Company’s Chief Executive Officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity’s audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and staffing services to this entity and revenues aggregated approximately $27,000, $644,000, $533,000 and $98,000 for the years ended December 31, 2006 and 2005, for the period from inception through December 31, 2004, and January 1, 2004 through August 1, 2004, respectively.

CFIS had contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the years ended December 31, 2006 and 2005 and from the date of inception through December 31, 2004 of approximately $661,257, $567,800 and $404,400, respectively were included in service fee revenue in the consolidated statements of income and $141,056 and $118,432 were included in accounts receivable at December 31, 2006 and 2005, respectively. These contracts were cancelled effective December 31, 2006.

As described in Note 3, the Company had subordinated note and subordinated convertible note purchase agreements with certain stockholders of the Company. There was no interest expense on these

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004 interest expense on these notes was approximately $3,360,000 and $1,680,000, respectively. In connection with a refinancing of its credit facility in December 2005 (see Note 9), these notes were repaid.

TMHC accrued distributions to owners totaling $1,759,370 in the period from January 1, 2004 through May 23, 2004, prior to the formation of TMHC. $840,000 was paid to owners in the period January 1, 2004 through May 23, 2004 and $919,370 was paid to owners in the period May 24, 2004 through December 31, 2004.

Note 14—Employee Savings Plan

The Company sponsors an employee savings plan that provides for optional employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions. To be eligible to participate in the plan, employees not covered under collective bargaining agreements must meet certain age and service requirements. In addition to employee contributions, the Board of Directors may approve additional Company contributions. For the years ended December 31, 2006 and 2005 and during the period from the date of inception through December 31, 2004, the Company made contributions to the plan of approximately $390,000, $380,000 and $174,000, respectively. For the period January 1, 2004 through August 1, 2004, the Predecessor made contributions to the plan of approximately $31,000.

Note 15—Stock Options

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

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award. The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years. The Company issues new shares upon the exercise of stock options. Cash received upon the exercise of options for the years ended December 31, 2006, 2005 and for the period from inception through December 31, 2004 was $413,135, $19,047 and $0, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2005, the holders of all of the outstanding shares of common and convertible preferred stock of each of GRP and TMHC contributed their respective shares in exchange for like securities of the Company. In connection with this transaction, all outstanding stock options granted under each of the TMHC 2004 Stock Option and Grant Plan and the GRP 2004 Stock Option and Grant Plan were assumed by the Company and became options under the Company’s 2005 Option Plan. The exercise price of each original option and the number of options were appropriately adjusted to reflect the exchange ratio of the respective common shares and full credit was given for all vesting under the old plans. Upon conversion, the term of the options under the TMHC 2004 Stock Option and Grant Plan was changed from seven to ten years. Subsequent to this transaction, the original TMHC and GRP plans were terminated.

The March 31, 2005 cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced.

Changes in options outstanding are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, date of inception	—	$—
Granted	967,500	1.09
Exercised	—	—
Forfeited	—	—
Options outstanding, January 1, 2005	967,500	1.09
Impact of option conversion; including the effect of the reverse stock split	(411,713)	0.81
Options outstanding, as adjusted	555,787	1.90
Granted	963,978	5.91
Exercised	(4,613)	4.13
Forfeited	(54,496)	2.52
Options outstanding, December 31, 2005	1,460,656	4.52
Granted	230,000	14.54
Exercised	(172,303)	2.44
Forfeited	(40,563)	4.26
Expired	(7,016)	6.80
Options outstanding, December 31, 2006	1,470,774	6.33
Weighted average fair value of options granted for the year ended December 31, 2006		$5.83
Options available for future grant at December 31, 2006		1,584,130

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $1,992,000, $11,000 and $0, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	December 31, 2006
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value as of December 31, 2006	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2006
$0.98 - 0.98	285,520	7.88	$5,063,538	213,891	$0.98	$3,793,237
4.00 - 6.00	647,003	8.21	8,466,213	497,423	5.59	6,528,372
6.36 - 6.80	308,251	8.69	3,718,069	169,345	6.64	2,044,488
12.34 - 17.00	197,500	9.50	987,925	1,624	17.00	2,777
18.71 - 21.38	32,500	9.72	—	—	—	—
	1,470,774	8.45	$18,235,745	882,283	4.69	$12,368,874

The weighted average contractual life of options exercisable at December 31, 2006 was 8.21 years.

The number of options exercisable at December 31, 2005 and 2004 were 209,029 and 197,083, respectively. The weighted average fair value of options granted during 2005 and for the period from inception through December 31, 2004 was $1.58 and $0.53, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2005 was approximately $3,300,000 and $513,000, respectively.

In December 2004, the FASB issued SFAS No. 123(R), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 the Company adopted SFAS No. 123(R) and SFAS No. 123(R) did not have a material impact on our financial statements.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The ongoing effect on consolidated results of operations or financial condition will be dependent upon future stock based compensation awards granted. The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	2006	2005	2004
Expected life (in years)	6.5 - 7.5	6.25	6.5
Risk-free interest rate	4.6% - 5.1%	3.9% - 4.2%	3.7% - 3.9%
Volatility	25% - 28%	25%	57%
Dividend	0%	0%	0%

For the years ended December 31, 2006 and 2005 and from the date of inception through December 31, 2004 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $1,202,000, $252,000 and $125,000, respectively. In addition, the Company will recognize approximately $1,632,000 of expense related to these grants over the remaining vesting period of such options. This expense is expected to be recognized over a weighted-average period of approximately 3 years.

Note 16—Stockholders’ Equity

Common Stock

At December 31, 2006, the Company has 150,000,000 shares of Common Stock authorized, of which 20,688,556 are issued and outstanding. During 2006, the Company issued 172,302 shares of Common Stock upon the exercise of stock options.

At December 31, 2005, the Company has 60,000,000 shares of Common Stock authorized, of which 3,281,607 are issued and outstanding. During 2005, the Company issued 4,613 shares of Common Stock upon the exercise of stock options.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On February 28, 2006, the Company’s Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

The Company also had authorized 1,428,092 shares of Class B Common Stock, 357,020 of which were issued and outstanding at December 31, 2005. The provisions of the Company’s common stock and Class B common stock are the same with the exception of the Class B common stock having no voting rights. Upon the consummation of the initial public offering, all outstanding shares of Class B common stock were converted into 357,020 shares of common stock, par value $0.01 per share, and each share of Class B Common Stock was retired.

Note 17—Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the periods indicated:

	Successor						Predecessor
	Year ended December 31, 2006		Year ended December 31, 2005		For the period from inception through December 31, 2004		For the period January 1, 2004 through August 1, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$7,876,465	$7,876,465	$5,047,534	$5,047,534	$3,342,532	$3,342,532	$13,386,017	$13,386,017
Weighted average number of common shares outstanding	18,497,195	18,497,195	11,888,671	11,888,671	9,034,350	9,034,350	10,162,309	10,162,309
Dilutive effect of stock options	—	784,357	—	415,956	—	61,187	—	—
Total weighted average number of common shares outstanding	18,497,195	19,281,552	11,888,671	12,304,627	9,034,350	9,095,537	10,162,309	10,162,309
Earnings per share	$0.43	$0.41	$0.42	$0.41	$0.37	$0.37	$1.32	$1.32

At December 31, 2006 and 2005 and for the period from inception through December 31, 2004, outstanding options to purchase 150,000, 366,886 and 165,625 common shares, respectively, had exercise prices in excess of the average market price for those periods. These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Segment Information

Reportable Segments

We have organized our business portfolio into three reportable segments to reflect our business strategy. We measure and evaluate our reportable segments based on segment operating income. We generally account for intersegment transactions at cost. Segment operating income is equal to gross profit less direct selling, general and administrative (“SG&A”) expenses. Our segments and their principal activities consist of the following:

Transaction Management

The transaction management segment provides a full range of outsourced transaction management services to our clients, including:

•       due diligence services—assisting loan buyers and sellers make better decisions on how they price portfolios and manage risk;

•       conduit support services—providing the technology and systems required to manage key aspects of a buyer’s loan acquisition pipeline, including overall process management, due diligence, fulfillment, funding and integration with third-party service providers;

•       compliance products and services—providing our proprietary compliance testing engine through the High Cost Analyzer suite to market participants including loan originators;

•       professional staffing services—access to qualified independent mortgage loan professionals is provided to our clients to augment their staffs on both a long- and short-term basis; and

•       consulting services—providing advice to clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement.

Special Servicing

The special servicing segment provides comprehensive loan management for defaulted and delinquent loans and reverse mortgages, collection management, oversight and reporting, foreclosure and bankruptcy administration, eviction and real estate owned disposition oversight.

Surveillance

The surveillance segment provides credit risk management and surveillance services consisting of the oversight and monitoring of predominantly residential non-agency MBS to MBS underwriters, issuers and investors.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides operating financial information for the Successor for our three reportable segments:

	For the Year Ended December 31, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$191,140,219	$13,062,999	$34,991,715	$239,194,933
Depreciation and amortization	14,157,945	1,332,445	2,725,096	18,215,486
Impairment of intangibles	—	279,458	—	279,458
Segment operating income	43,524,255	6,039,083	18,787,030	68,350,368
Capital expenditures	5,643,900	352,864	161,800	6,158,564
Goodwill	34,358,505	2,722,546	30,938,401	68,019,452
Assets	114,404,020	21,035,477	45,015,815	180,455,312

	For the Year Ended December 31, 2005
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$173,400,467	$8,776,084	$25,325,869	$207,502,420
Depreciation and amortization	11,717,879	1,026,014	2,125,162	14,869,055
Impairment of intangibles	—	—	1,631,700	1,631,700
Segment operating income	44,748,063	4,089,975	11,209,608	60,047,646
Capital expenditures	6,575,582	326,946	353,738	7,256,266
Goodwill	30,800,328	2,722,546	30,938,401	64,461,275
Assets	116,972,058	14,180,168	44,155,877	175,308,103

	For the Period from Inception through December 31, 2004
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$63,884,106	$3,899,437	$12,020,988	$79,804,531
Depreciation and amortization	3,876,075	516,855	1,231,274	5,624,204
Segment operating income	15,466,559	1,881,115	2,573,602	19,921,276
Capital expenditures	2,020,452	156,212	556,302	2,732,966
Goodwill	9,274,709	725,291	30,796,352	40,796,352
Assets	104,405,697	9,275,930	47,346,822	161,028,449

The following table provides operating financial information for the Predecessor for our three reportable segments:

	For the Period January 1, 2004 through August 1, 2004
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$74,180,502	$2,035,575	$122,456	$76,338,533
Depreciation and amortization	742,459	1,869	48,183	792,511
Segment operating income (loss)	20,838,032	1,306,138	(765,444)	21,378,726
Capital expenditures	1,292,398	—	160,648	1,453,046
Assets	36,668,855	134,872	387,699	37,191,426

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables are reconciliations of certain segment items to the total consolidated amount.

	Successor			Predecessor
Segment Operating Income:	Year ended December 31, 2006	Year ended December 31, 2005	Inception through December 31, 2004	January 1, 2004 through August 1, 2004
Total segment operating income	$ 68,350,368	$ 60,047,646	$ 19,921,276	$ 21,378,726
Direct selling, general and administrative expenses	15,977,562	11,926,347	7,435,624	1,295,947
Consolidated reported gross profit	$ 84,327,930	$ 71,973,993	$ 27,356,900	$ 22,674,673

	Successor			Predecessor
Capital Expenditures:	Year ended December 31, 2006	Year ended December 31, 2005	Inception through December 31, 2004	January 1, 2004 through August 1, 2004
Total segment capital expenditures	$ 6,158,564	$ 7,256,266	$ 2,732,966	$ 1,453,046
General capital expenditures	2,798,532	3,664,661	2,227,760	816,606
Consolidated reported capital expenditures	$ 8,957,096	$ 10,920,927	$ 4,960,726	$ 2,269,652

Assets:	December 31, 2006	December 31, 2005
Total segment assets	$ 180,455,312	$ 175,308,103
General assets	82,457,279	72,197,254
Consolidated reported assets	$ 262,912,591	$ 247,505,357

Goodwill:	December 31, 2006	December 31, 2005
Total segment goodwill	$ 68,019,452	$ 64,461,275
Unallocated goodwill	5,382,193	5,382,193
Consolidated reported goodwill	$ 73,401,645	$ 69,843,468

Unallocated goodwill is associated with the August 2004 GRP transaction in which the Company acquired substantially all of the assets and certain liabilities of CSI and FMS. At the date of this transaction, the Company managed its activities as, and considered that its businesses operated in, a single industry segment; therefore, the goodwill associated with the GRP transaction was not allocated. At December 31, 2006, although we are reporting segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” it is impracticable to allocate a portion of the goodwill recorded in connection with the GRP transaction. See note 3, Business Acquisitions, for additional information.

Note 19—Quarterly Financial Information (unaudited)

The following table presents our unaudited quarterly results of operations for each of the quarters in 2006 and 2005. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands)
CONSOLIDATED STATEMENT OF INCOME:
Revenue	$ 55,228	$ 61,804	$ 60,969	$ 61,194	$ 47,896	$ 49,275	$ 54,031	$ 56,300
Cost of services:
Compensation expense	29,464	31,268	29,707	28,610	23,368	23,473	24,923	27,911
Travel and related expenses	7,127	6,753	6,303	5,928	7,354	7,115	7,455	7,863
Other direct costs	2,344	3,041	2,164	2,158	1,312	1,053	1,673	2,028
Total cost of services	38,935	41,062	38,174	36,696	32,034	31,641	34,051	37,802
Gross profit	16,293	20,742	22,795	24,498	15,862	17,634	19,980	18,498
Operating expenses:
Salaries and benefits	5,372	5,659	5,960	6,175	4,055	5,227	4,719	4,910
Other selling, general and administrative expenses	4,883	5,002	5,064	5,257	3,439	4,947	4,014	4,781
Depreciation and amortization	1,538	1,961	2,185	2,233	870	1,081	1,187	1,556
Amortization of intangibles	2,542	2,601	2,578	2,578	2,547	2,547	2,540	2,541
Impairment of intangibles	—	—	—	279	—	—	—	1,632
Total operating expenses	14,335	15,223	15,787	16,522	10,911	13,802	12,460	15,420
Income from operations	1,958	5,519	7,008	7,976	4,951	3,832	7,520	3,078
Interest expense, net	3,070	1,676	1,760	1,525	1,817	2,009	1,999	2,364
Loss from extinguishment of debt	746	—	—	140	—	—	—	2,991
Income (loss) before provision for income taxes	(1,858)	3,843	5,248	6,311	3,134	1,823	5,521	(2,277)
Income tax expense (benefit)	(781)	1,492	2,188	2,769	1,242	736	2,185	(1,010)
Net income (loss)	$ (1,077)	$ 2,351	$ 3,060	$ 3,542	$ 1,892	$ 1,087	$ 3,336	$ (1,267)

Note 20—Subsequent Events

On January 3, 2007, Clayton Services, Inc., a wholly-owned subsidiary of the Registrant, entered into a lease agreement with FOA 6302 East Martin Luther King Boulevard LLC (the “Lease”) for 51,134-sq. ft. of office space located at 6302 East Dr. Martin Luther King, Jr. Boulevard, Tampa, Florida. The term of the Lease will expire on March 31, 2017. The Lease provides for an initial rent of approximately $57,100 per month, subject to adjustment as provided in the Lease.

On January 30, 2007, the Company’s Compensation Committee granted 165,000 shares of restricted stock under the 2006 Option Plan to certain key members of its management. The shares will vest in equal annual installments over 4 years.

On February 5, 2007, the Company repaid $5,000,000 of its outstanding term loan balance. There were no penalties associated with this repayment.  At December 31, 2006, the $5,000,000 used to make this payment was included in “cash and cash equivalents” in the accompanying consolidated balance sheet.

On March 15, 2007, the terms of the New Credit Agreement were amended. The amendment lowered the interest rate on borrowings under the New Credit Agreement from LIBOR plus 3.00% to LIBOR plus 1.75%, or Prime Rate plus 0.75%, at the Company’s option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Clayton Fixed Income Services Inc.
(formerly known as The Murrayhill Company)

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Clayton Fixed Income Services Inc. (formerly known as The Murrayhill Company) and its subsidiary (the Company) for the period from January 1, 2004 through May 23, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Clayton Fixed Income Services Inc. for the period from January 1, 2004 through May 23, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
October 14, 2005

CLAYTON FIXED INCOME SERVICES INC.
(F/K/A THE MURRAYHILL COMPANY)
CONSOLIDATED STATEMENT OF INCOME

For the period January 1, 2004 through May 23, 2004
Revenue	$6,097,018
Cost of services
Compensation expense	1,493,351
Travel and related expenses	30,937
Total cost of services	1,524,288
Gross profit	4,572,730
Operating expenses
Salaries and benefits	1,373,978
Other selling, general and administrative expenses	1,029,600
Depreciation and amortization	116,263
Total operating expense	2,519,841
Income from operations	2,052,889
Interest (income), net	(5,852)
Net income	$2,058,741

The accompanying notes are an integral part of this statement.

CLAYTON FIXED INCOME SERVICES INC.
(F/K/A THE MURRAYHILL COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2004	3,000	$30	$74,970	$2,652,666	$—	$2,727,666
Net income from January 1, 2004 through May 23, 2004	—	—	—	2,058,741	—	2,058,741
Issuance of common stock	247	2	3,999,998	—	—	4,000,000
Repurchase of common stock	—	—	—	—	(10,000,000)	(10,000,000)
Cost associated with the issuance of common stock	—	—	(783,543)	—	—	(783,543)
Distributions	—	—	(1,047,963)	(4,711,407)	—	(5,759,370)
Balance at May 23, 2004	3,247	$32	$2,243,462	$—	$(10,000,000)	$(7,756,506)

The accompanying notes are an integral part of this statement.

CLAYTON FIXED INCOME SERVICES INC.
(F/K/A THE MURRAYHILL COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

For the period January 1, 2004 through May 23, 2004
Cash flows from operating activities
Net income	$2,058,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,263
Deferred rent	127,073
Changes in operating assets and liabilities:
Accounts receivable, net	(649,818)
Due from related parties	(133,289)
Prepaid expenses	(222,284)
Accounts payable and accrued liabilities	123,639
Net cash provided by operating activities	1,420,325
Cash flows from investing activities
Purchase of property and equipment	(121,328)
Net cash used in investing activities	(121,328)
Cash flows from financing activities
Distributions	(840,000)
Proceeds from convertible note	9,752,841
Purchase of treasury stock	(10,000,000)
Net proceeds from issuance of common stock	3,216,457
Net cash provided by financing activities	2,129,298
Net increase in cash and cash equivalents	3,428,295
Cash and cash equivalents at the beginning of period	2,094,566
Cash and cash equivalents at the end of period	$5,522,861

The accompanying notes are an integral part of this statement.

CLAYTON FIXED INCOME SERVICES INC.
(F/K/A THE MURRAYHILL COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Clayton Fixed Income Services Inc. (formerly known as The Murrayhill Company) (the Company or CFIS) was formed as an S corporation on April 1, 1997. On January 22, 2004, the Company formed IPS, a wholly-owned subsidiary, to develop and provide additional service offerings to the fixed-income industry.

The Company monitors and reports on the performance of defaulted loans, loan servicers, master servicers, and trustees in securitized and wholly-owned mortgage and other credit pools. The Company is retained by the issuer of securitized loan pools to act as a party to the securitized transaction. The Company is retained for the life of the transaction, with the responsibility of monitoring and reporting credit risk issues affecting the security. The Company advises the servicer, master servicer, trustee, and asset manager in a transaction of systemic weaknesses affecting loan performance, as well as resolution tactics for individual loans in default. The Company additionally performs consulting and benchmarking analyses of the servicers and master servicers it monitors.

On May 24, 2004, investment funds affiliated with TA Associates, Inc. (TA) acquired a majority interest in CFIS and concurrently formed TMHC Holdings, Inc. (TMHC). TMHC was formed to acquire CFIS. The total consideration paid by TA for 77% of CFIS’s outstanding common shares was $41,702,128 comprised of $27,702,128 in cash paid directly to founding shareholders, $4,000,000 in cash paid to CFIS in exchange for 247 shares of CFIS common stock, and $10,000,000 in cash paid to CFIS in connection with TMHC’s issuance of convertible senior subordinated notes to TA the proceeds of which were used to redeem shares from the CFIS Founders. Each of the then outstanding shares of CFIS common stock was exchanged for common stock or convertible preferred stock of TMHC. After the share exchange, the founding shareholders of CFIS held 2,150,000 shares of TMHC common stock and investment funds affiliated with TA held 7,060,193 shares of TMHC convertible preferred stock aggregating $31,702,128. Including the dilutive effect of options available for issuance from TMHC’s 2004 Stock Option and Grant Plan executed concurrently with the equity sale, TA held an approximate 73.5% interest in TMHC on a fully diluted basis. Prior to the exchange of equity on May, 24, 2004, CFIS issued 247 shares of common stock for $4,000,000 in cash.

Significant Accounting Policies

Significant accounting policies followed by the Company, a summarized below, are in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Allowance for Uncollectible Receivables.   Provision for uncollectible accounts is made in amounts approximating anticipated losses. Individual accounts are written off against the allowance when collection of the accounts appears doubtful.

Basis of Consolidation.   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after eliminations of intercompany transactions and balances.

Revenue Recognition.   Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. As a party to the trust of mortgage-backed securities, the Company receives a monthly fee calculated as the product of a negotiated rate by the underlying collateral principal balance.

CLAYTON FIXED INCOME SERVICES INC.
(F/K/A THE MURRAYHILL COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Likewise, when the Company is not a party to the trust, the Company receives a monthly fee as calculated above, or calculated as the product of a negotiated rate by the number of defaulted loans in the monitored pool. These fees are recognized as revenue each month for services rendered.

Advertising Cost.   The Company expenses advertising costs as incurred. Advertising costs incurred during the period January 1, 2004 through May 23, 2004 were minimal.

Use of Estimates.   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration Risk

The Company has three clients that each make up more than 10% of total revenue. These three clients represent 69% of the consolidated annual revenue of the Company for the period ended May 23, 2004.

Income Taxes

The Company is not subject to income taxes, as the Company’s tax filing status is that of an S corporation. All tax consequences of the Company’s operations are passed through to and reported by the individual shareholders on their personal income tax returns.

Note 2—Leases and Rent Expense

The Company leases certain facilities and equipment under noncancelable operating lease agreements. Rent expense, which is being recognized on a straight-line basis over the related lease terms, was $242,318 for the period January 1, 2004 through May 23, 2004.

Note 3—Related Party Transactions

The Company has contracts to perform credit risk management services for portfolios managed by a stockholder. Revenues generated from the contracts for the period January 1, 2004 through May 23, 2004 were $186,904, and are included in service fee revenue in the consolidated income statement.

During the period January 1, 2004 through May 23, 2004 the Company paid expenses on behalf of its shareholder aggregating $139,171. These amounts were subsequently repaid to the Company by the stockholder.

The Company accrued distributions to shareholders totaling $1,759,370 during the period January 1, 2004 through May 23, 2004, of which $840,000 was paid to stockholders prior to May 23, 2004 and $919,370 was paid subsequent to May 23, 2004.

Note 4—401(k) Salary Deferral Plan

The Company sponsors a 401(k) Profit Sharing Plan and Trust (the Plan), pursuant to which eligible employees may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participation in the Plan is available to all employees who meet eligibility requirements. Eligible employees may contribute up to the maximum allowed by law. Matching contributions may be made as described in the Plan document. Matching contributions by the Company to the Plan on behalf of participating employees were $75,165 during the period January 1, 2004 through May 23, 2004.

Schedule II

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

		Additions
Accounts	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2004	$4,100	$85,437	$—	$—	$89,537
2005	89,537	245,839	—	(263,112)	72,264
2006	72,264	352,534	—	(233,229)	191,569