Form 10-Q
period 2007-03-31
CLAYTON HOLDINGS INC
filed 2007-05-11
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

21,075,778 shares of Common Stock, par value $0.01 per share, outstanding as of May 7, 2007.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,353,554	$22,881,553
Restricted cash	—	11,738,871
Accounts receivable, net of allowance for doubtful accounts of $358,789 and $191,569 as of March 31, 2007 and December 31, 2006, respectively	34,736,378	37,452,008
Unbilled receivables	14,968,576	14,950,591
Prepaid expenses and other current assets	3,447,088	3,251,642
Prepaid income taxes	4,859,939	1,790,828
Deferred tax assets	544,763	571,835
Assets of discontinued operations	—	4,809,342
Total current assets	76,910,298	97,446,670

Property and equipment, net	20,412,116	19,827,343
Goodwill	69,843,468	69,843,468
Intangible assets, net	71,795,936	74,293,680
Other assets, net	1,615,668	1,501,430

Total assets	$240,577,486	$262,912,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current portion	$857,854	$928,633
Accounts payable and accrued expenses	16,826,350	22,831,882
Servicer escrow liability	—	11,738,871
Total current liabilities	17,684,204	35,499,386

Long-term debt and capital lease obligations, net of current portion	59,257,928	64,423,566
Deferred tax liabilities	3,699,173	4,088,816
Deferred revenue	400,145	203,729
Deferred rent	1,754,429	968,045
Other long-term liabilities	2,037,335	—

Total liabilities	84,833,214	105,183,542

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 21,069,738 and 20,688,556 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	210,698	206,886
Additional paid-in capital	143,350,392	141,255,632
Retained earnings	12,183,182	16,266,531
Total stockholders’ equity	155,744,272	157,729,049
Total liabilities and stockholders’ equity	$240,577,486	$262,912,591

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2007	2006

Revenue	$53,352,165	$53,944,929

Cost of services:
Compensation expense	25,720,193	28,511,150
Travel and related expenses	5,543,550	7,126,568
Other direct costs	2,477,360	2,333,412
Total cost of services	33,741,103	37,971,130

Gross profit	19,611,062	15,973,799

Operating expenses:
Salaries and benefits	5,671,574	5,028,390
Other selling, general and administrative expenses	5,433,158	4,623,526
Depreciation and amortization	2,055,008	1,501,468
Amortization of intangibles	2,497,745	2,541,852
Total operating expenses	15,657,485	13,695,236

Income from operations	3,953,577	2,278,563

Interest expense, net	1,191,942	3,064,582
Loss from extinguishment of debt	45,043	746,002

Income (loss) from continuing operations before income taxes	2,716,592	(1,532,021)

Income tax (benefit) expense	1,087,159	(644,007)

Income (loss) from continuing operations	1,629,433	(888,014)

Loss from discontinued operations:
Loss from operations (net of income tax benefit of $588,807 and $136,970, respectively	(968,076)	(189,150)
Loss on disposal (net of income tax benefit of $1,791,071)	(2,944,706)	—

Net loss	$(2,283,349)	$(1,077,164)

Basic and diluted income (loss) per share:
Continuing operations	$0.08	$(0.07)
Discontinued operations	(0.19)	(0.02)
Total	$(0.11)	$(0.09)

Weighted average shares outstanding:
Basic	20,795,207	12,178,806
Diluted	21,617,922	12,178,806

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Number of shares	Value
	Common Stock	Common Stock	Additional paid- in capital	Retained Earnings	Total

Balance, January 1, 2007	20,688,556	$206,886	$141,255,632	$16,266,531	$157,729,049

Adjustment for the cumulative effect as of January 1, 2007 on prior years of the adoption of FIN 48 (Note 9)	—	—	—	(1,800,000)	(1,800,000)

Stock based compensation	165,000	1,650	297,908	—	299,558

Exercise of stock options	216,182	2,162	721,299	—	723,461

Tax benefit of options exercised	—	—	1,075,553	—	1,075,553

Net loss for the three months ended March 31, 2007	—	—	—	(2,283,349)	(2,283,349)

Balance, March 31, 2007	21,069,738	$210,698	$143,350,392	$12,183,182	$155,744,272

The accompanying notes are an integral part of this statement.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,283,349)	$(1,077,164)
Add: Loss on disposal of discontinued operations	2,944,706	—
Loss from discontinued operations	968,076	189,150
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,055,008	1,501,468
Amortization of intangibles	2,497,745	2,541,852
Amortization of debt issuance cost	66,951	112,452
Adoption of FIN 48	237,335	—
Loss from extinguishment of debt	45,043	746,002
Stock based compensation	299,558	714,872
Deferred income taxes	(454,277)	(727,230)
Loss (gain) on sale of fixed assets	14,716	(2,095)
Provision for doubtful accounts	54,559	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	901,303	(1,197,386)
Unbilled receivables	139,927	(1,383,956)
Prepaid expenses and other current assets	(191,460)	1,353,077
Prepaid income taxes	(597,563)	23,241
Due to an affiliated entity	—	188
Other assets, net	(226,231)	(14,274)
Accounts payable and accrued expenses	(5,616,476)	(175,323)
Deferred revenue	104,400	(438,978)
Deferred rent	786,241	21,400
Net cash provided by operating activities	1,746,212	2,187,296

Cash flows from investing activities:
Proceeds from sale of fixed assets	950	35,000
Capital expenditures	(2,834,967)	(2,955,188)
Acquisition of businesses	—	(6,120,011)
Cash held in escrow from acquisition of businesses inclusive of interest earned	—	(600,656)
Net cash used in investing activities	(2,834,017)	(9,640,855)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	7,400,000
Repayments of revolving credit facility	—	(7,400,000)
Repayments of capital lease obligations	(38,287)	(35,172)
Repayment of term loan	(5,162,719)	(70,000,000)
Deferred charges related to the issuance of debt	—	(74,158)
Proceeds from issuance of common stock upon initial public offering	—	146,625,000
Underwriting commissions and offering expenses	—	(14,776,320)
Redemption of convertible preferred stock	—	(52,764,950)
Excess tax benefits from share-based compensation arrangements	1,075,553	—
Proceeds from the exercise of stock options	723,461	—
Net cash (used in) provided by financing activities	(3,401,992)	8,974,400

Cash flows from discontinued operations (revised - see Note 3):
Operating cash flows	(2,791)	(233,372)
Investing cash flows	—	(2,522)
Financing cash flows	(35,411)	(43,443)
	(38,202)	(279,337)

Net (decrease) increase in cash and cash equivalents	(4,527,999)	1,241,504

Cash and cash equivalents at the beginning of the period	22,881,553	7,208,875

Cash and cash equivalents at the end of the period	$18,353,554	$8,450,379

The accompanying notes are an integral part of these statements.

	For the three months ended March 31,
	2007	2006

Supplementary disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$928,562	$79,536

Interest	$604,595	$2,234,872

Other noncash investing and financing activities:
Assets acquired under capital lease	$—	$220,279
Liabilities assumed from acquisitions	$—	$1,108,270

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

The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company’s services include (i) transaction management, which consists of due diligence, conduit support services, professional staffing services, and compliance products and services, (ii) credit risk management and securities surveillance and (iii) special servicing. The Company uses proprietary technology and processes to provide these services across the lifecycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements. Results for the interim periods are not necessarily indicative of results for the full year.

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

Segment Reporting

The Company has three reportable segments which are operated and managed as strategic business units: Transaction Management, Special Servicing and Surveillance.  For more information concerning these business segments, see Note 14.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are due from customers in the normal course of business. Credit decisions are made based on an evaluation of a customers’ financial condition. Accounts receivable are generally due within 30 days. Interest is not charged on delinquent payments.

The Company makes estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and by analyzing historical bad debt trends and realization adjustments to revenue. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to revenue and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in “other assets, net” in the accompanying condensed consolidated balance sheets. On February 5, 2007, the Company repaid $5,000,000 of its outstanding term loan balance and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan.  There were no penalties associated with this repayment.  In addition, as a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. Losses on extinguishment of $45,043 and $746,002 reflecting these write-offs are reflected in the statements of operations for the three months ended March 31, 2007 and 2006, respectively. Unamortized deferred financing costs at March 31, 2007 and December 31, 2006 were $1,175,699 and $1,287,694, respectively, and are included on the accompanying consolidated balance sheets in “other assets, net.”

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for the benefit of clients for payments on mortgage loans serviced for clients. The Company also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $13,869,892 at March 31, 2007, and have been excluded from the Company’s assets and liabilities effective January 1, 2007, because the Company does not have title to or use of the funds.  The Company believes this treatment is preferential because it more accurately represents the operations and cash position of the Company.

At December 31, 2006, the Company maintained a restricted cash balance of $11,738,871. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying condensed consolidated balance sheet at December 31, 2006.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

The Company derives most of its revenues from professional service activities.  Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material.  For the three months ended March 31, 2007 and 2006, pass-through expenses included in revenues were $5,543,550 and $7,126,568, respectively.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (see Note 9).

Stock-based Compensation

The Company adopted the fair value measurement provisions of SFAS No. 123(R), “Share-Based Payment,” using the prospective method under which the Company recognizes the compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Note 13.

Concentration of Credit Risk and Significant Customers

At March 31, 2007, 22.4% and 19.9% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively. At December 31, 2006, 23.1% and 29.2% of the Company’s billed and unbilled receivables, respectively, were related to its two largest clients.

For the three months ended March 31, 2007 and 2006, revenue from the Company’s largest two clients accounted for an aggregate of 20.9% and 25.5% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2007 and 2006.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share gives effect to dilutive options, restricted stock awards and units, and other potential common stock outstanding during the period.  At March 31, 2007, outstanding options to purchase 32,500 common shares had exercise prices in excess of the average market price of common shares for the three month period ended March 31, 2007.  At March 31, 2006, outstanding options to purchase 815,242 common shares had exercise prices in excess of the average market price of common shares for the three month period ended March 31, 2006.  These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

For the three months ended March 31, 2007, 163,350 shares of restricted stock are excluded from basic weighted average shares of common stock outstanding and included in dilutive shares of common stock using the treasury stock method.  Such shares will be included in basic weighted average shares of common stock outstanding when they are no longer contingent upon the satisfaction of all specified conditions.  In addition, at March 31, 2007, there were 5,410 deferred stock units issued under the Company’s Non-Employee Directors’ Compensation Plan.  These securities have not been included in the diluted earnings per share calculation because their inclusion would have had an antidilutive effect.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

	For the three months ended		For the three months ended
	March 31, 2007		March 31, 2006
	Basic	Diluted	Basic	Diluted

Income (loss) from continuing operations	$1,629,433	$1,629,433	$(888,014)	$(888,014)
Loss from discontinued operations	(3,912,782)	(3,912,782)	(189,150)	(189,150)
Net loss	$(2,283,349)	$(2,283,349)	$(1,077,164)	$(1,077,164)

Weighted average number of common shares outstanding	20,795,207	20,795,207	12,178,806	12,178,806
Effect of dilutive shares	—	822,715	—	—

Total weighted average number of common shares outstanding	20,795,207	21,617,922	12,178,806	12,178,806

Income (loss) per share from continuing operations	$0.08	$0.08	$(0.07)	$(0.07)
Loss per share from discontinued operations	(0.19)	(0.19)	(0.02)	(0.02)
Net loss per share	$(0.11)	$(0.11)	$(0.09)	$(0.09)

Adoption of New Accounting Pronouncements

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (see Note 9).

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

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3—Recent Transactions

Asset Purchase from M R Network I, Ltd.

On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (formerly d/b/a Mortgage Resource Network and thereafter d/b/a Clayton Lender Solutions, Inc. (“CLS”)) for an aggregate purchase price of $5,344,970.  This acquisition was not presented on a pro forma basis because it was not deemed to be material.

The purchase price was allocated as follows:

Accounts receivable	$952,943
Prepaid expenses	19,030
Property and equipment	957,792

Goodwill	3,558,177
Intangible assets – customer relationships	771,000
Intangible assets – noncompetition agreement	74,000
Deposit	25,986
Liabilities assumed	(1,013,958)

$5,344,970

Discontinued Operations

On March 28, 2007, the Company’s Board of Directors approved the recommendation of management that it discontinue the operations of CLS.  The pre-tax charge recorded during the first quarter of 2007 in connection with the CLS shutdown was $4,735,777 ($2,944,706 after tax) and consisted of a pre-tax non-cash impairment charge related to the impairment of goodwill, intangible assets and property and equipment.  CLS is expected to cease operations by June 30, 2007.

In accordance with SFAS No. 144, any component of the Company’s business that is disposed of or is classified as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations.  Accordingly, the Company has classified the results of operations of CLS as discontinued operations in the consolidated statement of operations and has restated prior periods.

Summarized financial information for CLS (discontinued operations) is set forth below:

	For the Three Months Ended March 31,
	2007	2006
Revenue	$543,398	$1,282,683
Operating loss	$(1,524,056)	$(320,417)
Income tax benefit	$588,807	$136,970
Net loss	$(968,076)	$(189,150)
Loss on disposal, net of tax	$(2,944,706)	$—

December 31, 2006
Net property and equipment	$537,523
Goodwill	3,558,177
Other intangibles	713,642
Total assets of discontinued operations	$4,809,342

Note 4—Cash, Cash Equivalents and Restricted Cash

At March 31, 2007 and December 31, 2006, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007 and December 31, 2006, the cash balances exceeded $100,000 by $19,972,794 and $31,862,444, respectively, including restricted cash at December 31, 2006.

Note 5—Property and Equipment, net

Property and equipment, net consists of the following:

	March 31, 2007	December 31, 2006

Computer and office equipment	$10,260,610	$10,013,263
Software	17,862,442	17,595,533
Furniture and fixtures	3,199,452	3,196,680
Leasehold improvements	2,260,987	1,851,453
Website	280,317	280,317
Automobiles	112,336	112,336
	33,976,144	33,049,582
Less accumulated depreciation and amortization	15,945,517	13,804,706
	18,030,627	19,244,876
Construction in progress	1,635,050	65,925
Software under development	746,439	516,542
	$20,412,116	$19,827,343

Included in software at March 31, 2007 and December 31, 2006, is $10,510,370 and $10,383,256, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

For the three months ended March 31, 2007 and 2006 depreciation and amortization expense charged to operations was $2,055,008 and $1,501,468, respectively.

Note 6—Goodwill and Other Intangible Assets

As of March 31, 2007 and December 31, 2006, intangible assets not subject to amortization consisted of goodwill of $69,843,468, and trade names and trademarks of $15,504,917.

At March 31, 2007, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$5,392,593	$31,007,407
Staffing services	4,300,000	1,146,667	3,153,333
Portfolio management	10,008,600	2,803,692	7,204,908
Client backlog	2,146,200	1,225,411	920,789
Technology	26,842,900	14,430,731	12,412,169
Noncompetition agreements	3,494,950	1,913,026	1,581,924
Patent	20,452	9,963	10,489
	$83,213,102	$26,922,083	$56,291,019

At December 31, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,887,037	$31,512,963
Staffing services	4,300,000	1,039,167	3,260,833
Portfolio management	10,008,599	2,548,308	7,460,291
Client backlog	2,146,200	1,118,101	1,028,099
Technology	26,842,900	13,088,586	13,754,314
Noncompetition agreements	3,494,950	1,734,880	1,760,070
Patent	20,452	8,259	12,193
	$83,213,101	$24,424,338	$58,788,763

In connection with the CLS shutdown, in March 2007 the Company recorded an impairment charge of $4,735,777 to reflect the write-off of goodwill and intangible assets.

In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

Amortization expense for the three months ended March 31, 2007 and 2006 was $2,497,745 and $2,541,852, respectively.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	March 31, 2007	December 31, 2006
Term loans	$59,436,279	$64,598,998

Capital lease obligations	679,503	753,201

Total long-term debt	60,115,782	65,352,199
Less current portion	857,854	928,633

Long-term debt, net of current portion	$59,257,928	$64,423,566

Credit Agreement

On December 8, 2005 the Company entered into a credit agreement (the “Credit Agreement”) with a financial institution. The Credit Agreement provided the Company with a $150,000,000 term loan, all of which was funded at closing, and a $40,000,000 revolving credit facility, none of which was funded at closing. Subject to the agreement of the lenders to increase their commitments, the Company had the option to borrow up to an additional $10,000,000 under the revolving credit facility, for an aggregate revolving credit facility of $50,000,000. On January 11, 2006 and April 28, 2006, the Company exercised its option and amended the Credit Agreement to increase the revolving credit facility by $5,000,000 on each date, such that the Company had an aggregate revolving credit facility of $50,000,000 as of, and subsequent to, April 28, 2006.

After the Company’s initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. In February 2007, the Company prepaid $5,000,000 outstanding under the term loan.

The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $150,092 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting accounts receivable and making disbursements to support operations.

The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants which, among other matters, require the Company to maintain certain interest coverage, fixed charge and total leverage ratios. These covenants became effective on March 31, 2006. The Company is in compliance with these covenants as of March 31, 2007. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

On March 15, 2007, the terms of the Credit Agreement were amended.  The amendment lowered the interest rate on borrowings under the Credit Agreement to the applicable London interbank offered rate (“LIBOR”) plus 1.75%, or Prime Rate plus 0.75%, at the Company’s option.  Prior to the amendment, loans under the Credit Agreement bore interest at LIBOR plus 3.00% or Prime rate plus 2.00%, at the Company’s option.  In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined in the Credit Agreement.

At March 31, 2007 and December 31, 2006, the revolving credit facility had no outstanding balance and there was an outstanding balance of $59,436,279 and $64,598,998, respectively, under the term loan with an interest rate of 7.07% and 8.55%, respectively.

On May 4, 2007 the Company repaid $5,000,000 outstanding under the term loan.

Capitalized Lease Obligations

At March 31, 2007, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $382,068. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

At December 31, 2006, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $311,169. The obligations for the equipment required the Company to make monthly payments through August 2011, with implicit interest rates from 7.06% to 19.06%.

Note 8—Preferred Stock

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

Note 9—Income Taxes

On January 1, 2007, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company recognized an increase of $1,800,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1,943,000, all of which would impact the effective income tax rate if recognized.  Within the next twelve months, it is not expected that there will be any material changes to this balance.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $64,000 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $1,800,000 unrecognized tax benefit noted above. During the three months ended March 31, 2007, the Company recognized approximately $18,000 in potential interest and penalties associated with uncertain tax positions.

The Company and its subsidiaries file income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions.  With few exceptions, the Company is subject to U.S. Federal, and to state and local income tax examinations for the tax years 2004 through 2006 and is subject to foreign income tax examinations for the period ended December 31, 2006.

Note 10—Commitments and Contingencies

Operating Leases

The Company leases its office facilities and certain equipment under operating lease arrangements expiring on various dates through 2017, unless terminated earlier. Such leases include fixed or minimum payments plus, in some cases, scheduled base rent increases over the term of the lease and additional rents based on the Consumer Price Index. Certain leases provide for monthly payments of real estate taxes, insurance and other operating expenses applicable to the property.

For the three months ended March 31, 2007 and 2006, rent expense was approximately $1,230,102 and $912,071, respectively.

Litigation

In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 11—Common Stock

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

At March 31, 2007, the Company had 150,000,000 shares of common stock authorized, of which 21,069,738 and 20,688,556 were issued and outstanding at March 31, 2007 and December 31, 2006, respectively.

Note 12—Related Party Transactions

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

The Company’s chief executive officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity’s audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and professional staffing services to this entity.  The Company received no revenues from this entity for the three months ended March 31, 2007 or 2006.

CFIS had contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the three months ended March 31, 2007 and 2006 were approximately $59,974 and $149,747, respectively, and were included in service fee revenue in the condensed consolidated statements of income and $42,892 and $141,056 were included in accounts receivable at March 31, 2007 and December 31, 2006, respectively.  Certain of these contracts were cancelled effective December 31, 2006.

Note 13—Stock Options

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award.  The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years.  The Company issues new shares upon the exercise of stock options.  Cash received upon the exercise of options for the three months ended March 31, 2007 was $723,461.  There were no option exercises during the three months ended March 31, 2006.

Changes in options outstanding during the three months ended March 31, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007	1,470,774	$6.33

Granted	15,000	16.38
Exercised	216,182	3.32
Forfeited	45,173	8.79

Options outstanding, March 31, 2007	1,224,419	$6.91

Weighted average fair value of options granted for the three months ended March 31, 2007		$6.72
Options available for future grant at March 31, 2007	1,594,360

The intrinsic value of options exercised in the three months ended March 31, 2007 was approximately $3,700,000.

Changes in unvested restricted stock outstanding during the three months ended March 31, 2007 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value at March 31, 2007

Unvested shares outstanding, January 1, 2007	—	$—	$—

Granted	165,000	18.48	2,531,100
Vested	—	—	—
Cancelled or forfeited	1,650	18.48	—

Unvested shares outstanding, March 31, 2007	163,350	$18.48	$2,505,789

The Company recorded compensation expense of approximately $126,000 related to restricted stock for the three months ended March 31, 2007.  In addition, the Company will recognize approximately $2,900,000 of expense related to these grants over the remaining vesting period of such shares of 3.83 years.

During the first quarter of 2007, the Company granted 5,410 deferred stock awards to newly appointed members of its Board of Directors under the Company’s Non-Employee Directors’ Deferred Compensation Plan.  The Company recorded compensation expense of approximately $10,000 related to these awards for the three months ended March 31, 2007.  In addition, the Company will recognize approximately $110,000 of expense related to these grants over the remaining vesting period of such awards of 11 months.

The following table summarizes information about stock options at March 31, 2007:

	March 31, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value as of March 31, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of March 31, 2007
$ 0.98-0.98	167,196	7.66	$2,401,677	122,685	$0.98	$1,762,301
4.00-6.00	608,672	7.98	5,856,046	491,902	5.69	4,744,702
6.36-6.80	228,781	8.46	1,981,988	117,128	6.69	1,012,943
12.34-17.00	187,270	9.28	278,830	6,068	17.00	—
18.71-21.38	32,500	9.47	—	1,353	20.40	—

	1,224,419	8.26	$10,518,541	739,136	5.19	$7,519,946

The weighted average contractual life of options exercisable at March 31, 2007 was 8.0 years.

The weighted average fair value of options granted during the three months ended March 31, 2006 was $6.75.  The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was approximately $24,200,000 and $13,700,000, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock Based Compensation” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all awards granted to employees. On January 1, 2006 the Company adopted SFAS No. 123(R) and it did not have a material impact on the Company’s financial statements.

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

The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted.  The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Expected life (in years)	7.0	7.0
Risk-free interest rate	4.5%	4.7%
Volatility	28%	25%
Dividend	0%	0%

For the three months ended March 31, 2007 and 2006 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $164,000 and $715,000, respectively. In addition, the Company will recognize approximately $1,400,000 of expense related to these grants over the remaining vesting period of such options.  This expense is expected to be recognized over a weighted-average period of 2.68 years.

Note 14—Segment Information

Reportable Segments

The Company has organized its business portfolio into three reportable segments to reflect its business strategy.  The Company measures and evaluates its reportable segments based on segment operating income.  The Company generally accounts for intersegment transactions at cost.  Segment operating income is equal to gross profit less direct selling, general and administrative (“SG&A”) expenses.  The Company’s segments and their principal activities consist of the following:

Transaction Management

The transaction management segment provides a full range of outsourced transaction management services to clients, including:

•                  due diligence services - assisting loan buyers and sellers in making better decisions on how they price portfolios and manage risk;

•                  conduit support services - providing the technology and systems required to manage key aspects of a buyer’s loan acquisition pipeline, including overall process management, due diligence, fulfillment, funding and integration with third-party service providers;

•                  compliance products and services - providing proprietary compliance testing engine through the High Cost Analyzer suite to market participants including loan originators;

•                  professional staffing services – providing access to qualified independent mortgage loan professionals to clients to augment their staffs on both a long- and short-term basis; and

•                  consulting services – providing advice to clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement.

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

The following tables provide operating financial information for the Company’s three reportable segments:

	For the Three Months Ended March 31, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$39,876,979	$1,745,470	$11,729,716	$53,352,165
Depreciation and amortization	3,199,881	397,702	955,170	4,552,753
Segment operating income (loss)	10,288,757	(415,860)	6,747,095	16,619,992
Capital expenditures	2,679,754	12,526	2,424	2,694,704

	For the Three Months Ended March 31, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$43,540,263	$2,910,469	$7,494,197	$53,944,929
Depreciation and amortization	3,164,696	295,777	582,846	4,043,319
Segment operating income	7,448,514	1,482,169	4,321,183	13,251,866
Capital expenditures	1,638,107	92,842	103,422	1,834,371

The following tables are reconciliations of certain segment items to the total consolidated amount.

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Segment Operating Income:
Total consolidated segment operating income	$16,619,992	$13,251,866
Direct selling, general and administrative expenses	2,991,070	2,721,933

Consolidated reported gross profit	$19,611,062	$15,973,799

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Capital Expenditures:
Total segment capital expenditures	$2,694,704	$1,834,371
General assets	140,263	1,121,209

Consolidated capital expenditures	$2,834,967	$2,955,580

Note 15—Subsequent Events

On April 10, 2007, the Company completed the acquisition of Euro Risk Management Limited, Bristol, a credit and risk consultancy operating in the United Kingdom, Italy and Holland.  The total purchase price is estimated to be approximately $3,000,000, subject to adjustment upon preparation of a final closing balance sheet.  The determination of final fair market values, which will be based on the closing balance sheet, is expected to be completed by June 30, 2007.  In addition, the purchase price may be increased by up to an additional $2,500,000 based on future earnings.

On May 4, 2007, the Company prepaid $5,000,000 of its outstanding term loan balance.  There were no penalties associated with this payment.  At March 31, 2007, the $5,000,000 used to make this payment was included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”  elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

•                  investors’ growing demand for operational risk assessment and loan performance data; and

•                  buyers purchasing smaller pools of loans from a larger number of sellers, supporting the need for our conduit support services.

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

We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2007 than in 2006.  We expect these markets will experience moderate growth over the long term. We believe there will be continued demand for and availability of new loan products and increased home ownership driven in part by first-time homeowners, minorities and immigrants. We face a number of risks in our industry and the market for our services is highly competitive. Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, more strict underwriting guidelines in effect at a given time and wage and salary levels. Adverse changes in any of these trends, the recent downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result over time in a reduced demand for our services and diminish our revenue. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations. Moreover, the majority of our business is generated through our largest 20 clients. The loss of one or more of these clients could adversely affect our business and results of operations. Lastly, we are dependent on our independent loan review specialists to perform our services. Our business could suffer if we are unable to recruit and retain additional qualified independent loan review specialists.

Basis of Presentation

We were formed as a Delaware corporation in March 2005, following the combination of the holding companies of each of Clayton Services and its subsidiaries, including FMS and CFIS. Prior to the combination, each holding company was controlled by investment funds affiliated with TA Associates. In accordance with US GAAP relating to companies under common control prior to their combination, the financial statements of the previously separate companies under common control are restated on a combined basis from the dates of their respective acquisitions by the controlling entity. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that investment funds affiliated with TA Associates acquired CFIS, the first of the combined entities that were brought under common control.

Critical Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements are unaudited. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements. Results for the interim periods are not necessarily indicative of results for the full year.

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

According to the provisions of our incentive stock option agreements, the vesting term for certain options outstanding as of the date of our IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee’s specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. As a result, on March 29, 2006, we recognized $611,696 of additional compensation expense from this accelerated vesting.

We granted options to purchase 15,000 shares in the three months ended March 31, 2007 with an average exercise price of $16.38 per share.

On January 30, 2007, we granted 165,000 shares of restricted stock at the closing stock price on that day of $18.48 per share.

During the three months ended March 31, 2007, we granted 5,410 deferred stock units to newly appointed members of our Board of Directors under the Non-Employee Directors’ Deferred Compensation Plan.

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

Except for goodwill, trade names and trademarks, all intangible assets are stated at cost less accumulated amortization. The costs attributable to the identified intangibles were based on a number of significant assumptions as determined by us and our independent appraisal expert. Identifiable intangible assets with finite lives are amortized under the straight-line method over their applicable estimated useful lives.

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Annual impairment tests were conducted for Clayton Services and CFIS in 2006 and there was no impairment to goodwill or intangibles with indefinite lives of either entity.

On March 28, 2007, our Board of Directors approved the recommendation of management that it discontinue the operations of CLS.  As a result, we recorded an impairment charge of $4,735,777 in connection with the CLS shutdown to reflect the write-off of goodwill, intangible assets and property and equipment.

In December 2006, we recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

Income Taxes

Our effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating our tax position.

Our accompanying Condensed Consolidated Balance Sheets include certain deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management’s estimate of realizability based upon forecasted taxable income. Realizability of these assets is reassessed at the end of each reporting period based upon our forecast of future taxable income and available tax planning strategies, and may result in the recording of a valuation reserve. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 (see Note 9).

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

Revenue

We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our consolidated balance sheets.  For the three months ended March 31, 2007 and 2006, transaction management revenue accounted for 74.6% and 80.7%, respectively, of total revenue.

Our credit risk management, surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis as well as incentive fees. For the three months ended March 31, 2007 and 2006, surveillance and special servicing services revenue accounted for 25.4% and 19.3%, respectively, of total revenue.

For the three months ended March 31, 2007 and 2006, revenue from our largest two clients accounted for an aggregate of 20.9% and 25.5% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2007 and 2006, respectively.

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

In connection with the CLS shutdown, in March 2007 the Company recorded an impairment charge of $4,735,777 to reflect the write-off of goodwill and intangible assets. In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

Net Interest Expense

Net interest expense consists of interest paid on our debt net of interest received on our cash balances.

Interest expense for the three months ended March 31, 2007 and 2006 primarily consisted of interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit, and interest expense for the three months ended March 31, 2006 also included interest on our revolving line of credit.  Our term loan had a balance at December 31, 2006 of $64,598,998, and $59,286,188 at March 31, 2007.  Our term loan had a balance of $150,000,000 at December 31, 2005, and $80,000,000 at March 31, 2006.

Loss from Extinguishment of Debt

Due to the prepayment of $5,000,000 on our term loan during the three months ended March 31 2007, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $45,043.

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

Results of Operations

Comparison of Three Month Periods Ended March 31, 2007 and 2006

Revenue

Our consolidated revenue was $53.4 million for the three months ended March 31, 2007, a decrease of $0.5 million or 1.1%, compared to revenue of $53.9 million for the three months ended March 31, 2006. The decrease was primarily due to reduced due diligence, special servicing and conduit revenues, partially offset by an increase in surveillance revenue.  Our total revenue per loan decreased by 0.5%, as a reduction in revenue per loan in our core due diligence business offset growth in our non-loan related surveillance business.  The number of loans serviced during the three months ended March 31, 2007 decreased by 0.6% as compared to fiscal 2006, as a reduction in loans serviced in our core due diligence business, due to the weak subprime market during the quarter, was offset by growth in the number of loans serviced by our conduit support services.  Revenues per loan in our core due diligence business declined by 7.3% due to an increase in the percentage of loans serviced in our centralized underwriting facility and an increase in prevalence of other file reviews, in which we verify a limited number of data points in a loan file.

Transaction Management

Transaction management revenue was $39.9 million for the three months ended March 31, 2007, a decrease of $3.6 million or 8.3%, compared to revenue of $43.5 million for the three months ended March 31, 2006. The decrease was primarily due to reduced revenues per loan in our core due diligence business as we continue to shift clients to our centralized underwriting platform, and in our conduit support services.

Special Servicing

Special servicing revenue was $1.7 million for the three months ended March 31, 2007, a decrease of $1.2 million or 41.4%, compared to revenue of $2.9 million for the three months ended March 31, 2006. The decrease was primarily due to the termination of a tax lien servicing contract during the three months ended September 30 of 2006 and a reduction in the number of loans serviced for our largest non-performing loan servicing client, following a securitization of loans by that client in the three months ended December 31, 2006.

Surveillance

Surveillance revenue was $11.7 million for the three months ended March 31, 2007, an increase of $4.2 million or 56.0%, compared to revenue of $7.5 million for the three months ended March 31, 2006. The increase was primarily due to an increase in the value of assets monitored and an increase in our putback review business.

Cost of Services

Our cost of services was $33.7 million for the three months ended March 31, 2007, a decrease of $4.3 million or 11.3%, compared to cost of services of $38.0 million for the three months ended March 31, 2006. This decrease was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $25.7 million for the three months ended March 31, 2007, a decrease of $2.8 million or 9.8%, compared to compensation expense of $28.5 million for the three months ended March 31, 2006.  The decrease was primarily due to a reduction in variable contractor expense in our due diligence business due to better productivity, an increase in the percentage of loans serviced in our centralized underwriting facility and reduced training.

Travel and Related Expenses. Travel and related expenses were $5.5 million for the three months ended March 31, 2007, a decrease of $1.6 million or 22.5%, compared to travel and related expenses of $7.1 million for the three months ended March 31, 2006.  Travel expenses per loan decreased by 21.7%, primarily due to an increase in the percentage of loans serviced in our centralized underwriting facility.

Other Direct Costs. Other direct costs were $2.5 million for the three months ended March 31, 2007, an increase of $0.2 million or 8.7%, compared to other direct costs of $2.3 million for the three months ended March 31, 2006. The increase was primarily due to an increase in servicing claims in our special servicing business.

Operating Expenses

Operating expenses were $15.7 million for the three months ended March 31, 2007, an increase of $2.0 million or 14.6%, compared to operating expenses of $13.7 million for the three months ended March 31, 2006. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $5.7 million for the three months ended March 31, 2007, an increase of $0.7 million or 14.0%, compared to salaries and benefits of $5.0 million for the three months ended March 31, 2006.  This increase was primarily due to the costs of additional business development personnel added during 2006 and finance personnel added following the Company’s initial public offering.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5.4 million for the three months ended March 31, 2007, an increase of $0.8 million or 17.4%, as compared to selling, general and administrative expenses of $4.6 million for the three months ended March 31, 2006.  This increase was due to higher professional fees, insurance, telecommunications, information technology and occupancy expenses, partially offset by reduced recruiting and marketing expenses.

Depreciation and Amortization. Depreciation and amortization was $2.1 million for the three months ended March 31, 2007, an increase of $0.6 million or 40.0%, compared to depreciation and amortization of $1.5 million for the three months ended March 31, 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

Amortization of Intangibles. Amortization of intangibles was $2.5 million for the three months ended March 31, 2007 and 2006.

Interest Expense, net

Interest expense, net was $1.2 million for the three months ended March 31, 2007, a decrease of $1.9 million or 61.3%, compared to interest expense, net of $3.1 million for the three months ended March 31, 2006. This decrease was due to reduced borrowings on our term loan and, to a lesser extent, reduced borrowings on our line of credit.  See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the three months ended March 31, 2007, we recognized a loss from extinguishment of debt of $0.05 million due to the write-off of debt issuance costs as a result of a $5.0 million prepayment during this period.   For the three months ended March 31, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on our term loan following our initial public offering.  See “—Liquidity and Capital Resources.”

Income Taxes

Income taxes for the three months ended March 31, 2007 were $1.1 million, an increase of $1.7 million, compared to an income tax benefit of $0.6 million for the three months ended March 31, 2006.  This increase was primarily due to changes in taxable income and our effective tax rate.  Our effective tax rate for 2007 was 40.0% as compared with 42.0% for 2006.  This decrease was principally due to disqualified dispositions of incentive stock options during the quarter, which reduced our effective tax rate.

Discontinued Operations

On March 28, 2007, we committed to discontinue the operations of CLS.  Results for the three months ended March 31, 2007 include a non-cash pre-tax impairment charge of a $4.7 million, relating to impairment of goodwill, intangible assets and property and equipment.  CLS operating results for the three months ended March 31, 2007 included revenue of $0.5 million, an operating loss of $1.5 million, a pre-tax loss of $1.6 million, an income tax benefit of $0.6 million and a net loss of $1.0 million.  CLS operating results for the three months ended March 31, 2006 included revenue of $1.3 million, an operating loss of $0.3 million, a pre-tax loss of $0.3 million and a net loss of $0.2 million.

Liquidity and Capital Resources

Historically, we have financed our growth from cash flow from operations and bank borrowings. We believe that funds generated from operations, together with existing cash and available borrowings under our Credit Agreement, will be sufficient to finance our current operations, planned capital expenditures and internal growth through at least the next twelve months. On March 29, 2006, we issued 8,625,000 shares of common stock, including 1,125,000 shares issued through the exercise of the underwriters’ over-allotment option, at a price of $17.00 per share through our initial public offering of common stock.

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

•                  fund $1.6 million of working capital.

Our operating activities provided cash of $1.7 million and $2.2 million in the three months ended March 31, 2007 and 2006, respectively. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the three months ended March 31, 2007 was generated from a net loss of $2.3 million, which included a $2.9 million loss on disposal of discontinued operations and a $1.0 million loss from discontinued operations, and $5.2 million of non-cash charges and was negatively impacted by a net increase in operating assets of $5.1 million, primarily due to a decrease in accrued expenses.  Cash provided by operations for the three months ended March 31, 2006 resulted from a net loss of $1.1 million plus a $0.2 million loss from discontinued operations and $5.6 million of non-cash charges and was negatively impacted by a net increase in operating assets of $2.5 million primarily from an increase in the balance of accounts receivable and unbilled receivables. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $2.8 million and $9.6 million in the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities in the three months ended March 31, 2007 primarily consisted of capital expenditures. Cash used in investing activities in the three months ended March 31, 2006 primarily consisted of capital expenditures and the acquisition of CLS.

Our financing activities used cash of $3.4 million in the three months ended March 31, 2007 and provided cash of $9.0 million in the three months ended March 31, 2006. The principal use of cash from financing activities in the three months ended March 31, 2007 was the repayment of principal on the term loan, partially offset by proceeds from stock option exercises and excess tax benefits from share-based compensation arrangements. The principal sources of cash from financing activities in the three months ended March 31, 2006 were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above.

Cash paid for interest expense was $0.6 million and $2.2 million in each of the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007 and 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In May 2007, we prepaid $5.0 million outstanding under the term loan.

Credit Agreement

On December 8, 2005, we entered into a $190.0 million senior credit facility. The credit facility provided for a $150.0 million term loan, and a revolving credit facility of $40.0 million. The credit facility also provided us with an option, subject to the consent of the lenders, to increase the revolving credit facility by $10.0 million to an aggregate of $50.0 million. We exercised the option to increase our revolving credit facility by $5.0 million on each of January 11, 2006 and April 28, 2006, and as of March 31, 2007 we have an aggregate revolving credit facility of $50.0 million. Following our initial public offering in March 2006, we prepaid $70.0 million outstanding under the term loan and repaid $7.4 million outstanding under the revolving credit facility.  In February 2007, we prepaid $5.0 million outstanding under the term loan.  An additional $5.0 million was repaid in May 2007.

The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $150,092 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

The Credit Agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain interest coverage, fixed charge and total leverage ratios. As of March 31, 2007, we were in compliance with all debt covenants. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the Credit Agreement bear interest at the applicable LIBOR rate plus 1.75% or Prime Rate plus 0.75%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined in the Credit Agreement.

At March 31, 2007, there was an outstanding balance of $59.4 million under the term loan and no outstanding balance under the revolving credit facility.  In May 2007, we repaid $5.0 million outstanding under the term loan.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of March 31, 2007.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans and loans payable	$59,436	$450	$1,201	$57,785	$—
Capital lease obligations	680	204	364	112	—
Operating lease obligations	16,018	2,615	5,395	2,669	5,339

Total	$76,134	$3,269	$6,960	$60,566	$5,339

Interest payments due on the above amounts total $18,196.

Off-Balance-Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2006, see Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.                       Legal Proceedings

From time to time, we may be party to various claims, suits and complaints.  Currently, there are no such claims, suits or complaints that, in our opinion would have a material adverse effect on our business, results of operations and financial condition.

Item 1A.  Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Upon termination, during the three months ended March 31, 2007, employees forfeited 1,650 unvested shares of restricted stock, as detailed in the following table:

Period	Total Number of Shares Forfeited
March 1, 2007 – March 31, 2007	1,650

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

CLAYTON HOLDINGS, INC.

Date: May 11, 2007	By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

* This Certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.