Form 10-Q
period 2007-06-30
CLAYTON HOLDINGS INC
filed 2007-08-08
CIK 1325228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

21,111,969 shares of Common Stock, par value $0.01 per share, outstanding as of July 31, 2007.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,361,458	$22,881,553
Restricted cash	—	11,738,871
Accounts receivable, net of allowance for doubtful accounts of $325,697 and $191,569 as of June 30, 2007 and December 31, 2006, respectively	29,441,713	37,452,008
Unbilled receivables	16,417,133	14,950,591
Prepaid expenses and other current assets	2,852,020	3,251,642
Prepaid income taxes	5,390,678	1,790,828
Deferred tax assets	605,198	571,835
Assets of discontinued operations	—	5,014,936
Total current assets	71,068,200	97,652,264

Property and equipment, net	18,880,496	19,621,749
Goodwill	70,008,616	69,843,468
Intangible assets, net	71,820,124	74,293,680
Other assets, net	1,466,528	1,501,430

Total assets	$233,243,964	$262,912,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long term debt and capital lease obligations, current portion	$742,975	$928,633
Accounts payable and accrued expenses	14,745,339	22,831,882
Servicer escrow liability	—	11,738,871
Liabilities of discontinued operations	—	18,880
Total current liabilities	15,488,314	35,518,266

Long-term debt and capital lease obligations, net of current portion	54,030,528	64,423,566
Deferred tax liabilities	3,500,141	4,088,816
Deferred revenue	283,031	203,729
Deferred rent	1,676,349	949,165
Other long-term liabilities	2,136,506	—

Total liabilities	77,114,869	105,183,542

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 21,105,813 and 20,688,556 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	211,059	206,886
Additional paid-in capital	144,048,866	141,255,632
Retained earnings	11,829,708	16,266,531
Accumulated other comprehensive income, net of tax	39,462	—
Total stockholders’ equity	156,129,095	157,729,049
Total liabilities and stockholder’ equity	$233,243,964	$262,912,591

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenue	$43,153,459	$59,897,052	$96,505,624	$113,841,981

Cost of services:
Compensation expense	20,205,613	29,098,804	45,925,806	57,609,954
Travel and related expenses	3,546,523	6,753,220	9,090,073	13,879,788
Other direct costs	1,534,270	3,035,020	4,011,630	5,368,432
Total cost of services	25,286,406	38,887,044	59,027,509	76,858,174

Gross profit	17,867,053	21,010,008	37,478,115	36,983,807

Operating expenses:
Salaries and benefits	5,524,916	5,087,032	11,196,490	10,115,422
Other selling, general and administrative expenses	5,596,633	4,539,709	11,029,791	9,163,235
Depreciation and amortization	2,432,600	1,864,260	4,487,608	3,365,728
Amortization of intangibles	2,571,240	2,541,870	5,068,985	5,083,722
Total operating expenses	16,125,389	14,032,871	31,782,874	27,728,107

Income from operations	1,741,664	6,977,137	5,695,241	9,255,700

Interest expense, net	1,022,070	1,659,653	2,214,012	4,724,235
Loss from extinguishment of debt	45,289	—	90,332	746,002

Income from continuing operations before income taxes	674,305	5,317,484	3,390,897	3,785,463

Income tax expense	207,143	2,103,274	1,294,302	1,459,267

Income from continuing operations	467,162	3,214,210	2,096,595	2,326,196

Loss from discontinued operations:
Loss from operations (net of income tax benefit of $221,251, $624,749, $810,058 and $761,719, respectively)	(434,918)	(862,752)	(1,402,994)	(1,051,897)
Loss on disposal (net of income tax benefit of $131,653 and $1,922,724, respectively)	(385,718)	—	(3,330,424)	—

Net (loss) income	$(353,474)	$2,351,458	$(2,636,823)	$1,274,299

Basic income (loss) per share:
Continuing operations	$0.02	$0.15	$0.10	$0.14
Discontinued operations	(0.04)	(0.04)	(0.23)	(0.06)
Total	$(0.02)	$0.11	$(0.13)	$0.08

Diluted income (loss) per share:
Continuing operations	$0.02	$0.15	$0.10	$0.13
Discontinued operations	(0.04)	(0.04)	(0.23)	(0.06)
Total	$(0.02)	$0.11	$(0.13)	$0.07

Weighted average shares outstanding:
Basic	20,926,048	20,522,449	20,860,989	16,373,676
Diluted	21,513,975	21,522,106	21,574,185	17,302,704

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional paid in capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Number
	of shares	Value

Balance, January 1, 2007	20,688,556	$206,886	$141,255,632	$—	$16,266,531	$157,729,049

Adjustment for the cumulative effect as of January 1, 2007 on prior years of the adoption of FIN 48 (Note 9)	—	—	—	—	(1,800,000)	(1,800,000)

Stock based compensation	156,350	1,564	639,047	—	—	640,611

Exercise of stock options	260,907	2,609	911,291	—	—	913,900

Tax benefit of options exercised	—	—	1,242,896	—	—	1,242,896

Other comprehensive income	—	—	—	39,462	—	39,462

Net loss for the six months ended June 30, 2007	—	—	—	—	(2,636,823)	(2,636,823)

Balance, June 30, 2007	21,105,813	$211,059	$144,048,866	$39,462	$11,829,708	$156,129,095

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Net (loss) income	$(353,474)	$2,351,458	$(2,636,823)	$1,274,299
Foreign currency translation adjustments, net of tax	39,462	—	39,462	—
Total comprehesive (loss) income	$(314,012)	$2,351,458	$(2,597,361)	$1,274,299

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(2,636,823)	$1,274,299
Add: Loss on disposal of discontinued operations	3,330,424	—
Loss from discontinued operations	1,402,994	1,051,897
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	4,487,608	3,365,728
Amortization of intangibles	5,068,985	5,083,722
Amortization of debt issuance cost	132,983	187,488
Adoption of FIN 48	336,506	—
Loss from extinguishment of debt	90,332	746,002
Stock based compensation	640,611	853,314
Deferred income taxes	(733,390)	67,977
Loss (gain) on sale of fixed assets	30,004	(2,095)
Provision for doubtful accounts	545,945	208,962
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	6,878,927	(264,142)
Unbilled receivables	(1,465,760)	(1,797,642)
Prepaid expenses and other current assets	380,846	907,728
Prepaid income taxes	(755,752)	753,095
Due to an affiliated entity	—	23,434
Other assets, net	(129,107)	(89,253)
Accounts payable and accrued expenses	(9,729,571)	(2,157,492)
Deferred revenue	(91,373)	(605,882)
Deferred rent	727,184	12,120
Net cash provided by operating activities	8,511,573	9,619,260

Cash flows from investing activities:
Proceeds from sale of fixed assets	23,968	35,000
Capital expenditures	(3,999,677)	(5,349,916)
Acquisition of businesses	(2,959,829)	(6,120,010)
Cash held in escrow from acquisition of businesses inclusive of interest earned	—	(603,247)
Net cash used in investing activities	(6,935,538)	(12,038,173)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	7,400,000
Repayments of revolving credit facility	—	(7,400,000)
Repayments of capital lease obligations	(77,423)	(69,657)
Repayment of term loan	(10,312,810)	(70,200,501)
Deferred charges related to the issuance of debt	(59,305)	(124,158)
Proceeds from issuance of common stock upon initial public offering	—	146,625,000
Underwriting commisssions and offering expenses	—	(14,795,756)
Redemption of convertible preferred stock	—	(52,764,950)
Excess tax benefits from share-based payment arrangements	1,242,896	—
Proceeds from the exercise of stock options	913,900	26,000
Net cash (used in) provided by financing activities	(8,292,742)	8,695,978

Cash flows from discontinued operations (revised - see Note 3):
Operating cash flows	382,814	(2,171,314)
Investing cash flows	—	(81,576)
Financing cash flows	(188,463)	(77,559)

	194,351	(2,330,449)

Effect of exchange rate changes on cash and cash equivalents	2,261	—

Net increase (decrease) in cash and cash equivalents	(6,520,095)	3,946,616

Cash and cash equivalents at the beginning of the period	22,881,553	7,208,875

Cash and cash equivalents at the end of the period	$16,361,458	$11,155,491

The accompanying notes are an integral part of these statements.

	For the six months ended June 30,
	2007	2006

Supplementary disclosures of cash flow information:
Cash paid during the period for:

Income taxes	$451,941	$661,418

Interest	$2,524,707	$4,209,919

Other noncash investing and financing activities:
Assets acquired under capital lease	$—	$220,279
Liabilities assumed from acquisitions	$964,049	$1,013,143

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

Deferred Financing Costs

The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in “other assets, net” in the accompanying condensed consolidated balance sheets. On February 5, 2007 and on May 4, 2007, the Company repaid $5,000,000 of its outstanding term loan balance on each date and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan.  There were no penalties associated with this repayment.  In addition, as a result of the Company’s IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. Losses on extinguishment of $90,332 and $746,002 reflecting these write-offs are reflected in the statements of operations for the six months ended June 30, 2007 and 2006, respectively. Unamortized deferred financing costs at June 30, 2007 and December 31, 2006 were $1,123,714 and $1,287,694, respectively, and are included on the accompanying consolidated balance sheets in “other assets, net.”

Escrow and Fiduciary Funds

The Company maintains segregated bank accounts in trust for the benefit of clients for payments on mortgage loans serviced for clients. The Company also maintains bank accounts for the benefit of borrowers’ property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $22,626,421 at June 30, 2007, and have been excluded from the Company’s assets and liabilities effective January 1, 2007, because the Company does not have title to or use of the funds.  The Company believes this treatment is preferential because it more accurately represents the operations and cash position of the Company.

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

The Company derives most of its revenues from professional service activities.  Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material.  For the three months ended June 30, 2007 and 2006, pass-through expenses included in revenues were $3,546,523 and $6,753,220, respectively.  For the six months ended June 30, 2007 and 2006, pass-through expenses included in revenues were $9,090,073 and $13,879,788, respectively.

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

Concentration of Credit Risk and Significant Customers

At June 30, 2007, 21.8% and 20.4% of the Company’s billed and unbilled receivables were related to its two largest clients, respectively. At December 31, 2006, 23.1% and 29.2% of the Company’s billed and unbilled receivables, respectively, were related to its two largest clients.

For the three months ended June 30, 2007 and 2006, revenue from the Company’s largest two clients accounted for an aggregate of 18.8% and 27.4% of total revenue, respectively.  Revenue from one client exceeded 10% of revenue for the three months ended June 30, 2007.  Revenue from two clients exceeded 10% of revenue for the three months ended June 30, 2006.  This revenue is primarily associated with the Transaction Management segment.

For the six months ended June 30, 2007 and 2006, revenue from the Company’s largest two clients accounted for an aggregate of 20.0% and 26.5% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the six months ended June 30, 2007.  Revenue from two clients exceeded 10% of revenue for the six months ended June 30, 2006. This revenue is primarily associated with the Transaction Management segment.

Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period.  Diluted earnings per share gives effect to dilutive options, restricted stock awards and units, and other potential common stock outstanding during the period.  At June 30, 2007, outstanding options to purchase 52,500 and 37,500 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2007.  At June 30, 2006, outstanding options to purchase 28,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and six month periods ended June 30, 2006.  These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

At June 30, 2007, 156,350 shares of restricted stock are excluded from basic weighted average shares of common stock outstanding and included in dilutive shares of common stock using the treasury stock method.  Such shares will be included in basic weighted average shares of common stock outstanding when they are no longer contingent upon the satisfaction of all specified conditions.  In addition, at June 30, 2007, 15,476 deferred stock units issued under the Company’s Non-Employee Directors’ Compensation Plan have not been included in the diluted earnings per share calculation because their inclusion would have had an antidilutive effect.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	For the three months ended		For the three months ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted

Income from continuing operations	$467,162	$467,162	$3,214,210	$3,214,210
Loss from discontinued operations	(820,636)	(820,636)	(862,752)	(862,752)
Net (loss) income	$(353,474)	$(353,474)	$2,351,458	$2,351,458

Weighted average number of common shares outstanding	20,926,048	20,926,048	20,522,449	20,522,449
Effect of dilutive shares	—	587,927	—	999,657
Total weighted average number of common shares outstanding	20,926,048	21,513,975	20,522,449	21,522,106

Income per share from continuing operations	$0.02	$0.02	$0.15	$0.15
Loss per share from discontinued operations	(0.04)	(0.04)	(0.04)	(0.04)
Net (loss) income per share	$(0.02)	$(0.02)	$0.11	$0.11

	For the six months ended		For the six months ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted

Income from continuing operations	$2,096,595	$2,096,595	$2,326,196	$2,326,196
Loss from discontinued operations	(4,733,418)	(4,733,418)	(1,051,897)	(1,051,897)
Net (loss) income	$(2,636,823)	$(2,636,823)	$1,274,299	$1,274,299

Weighted average number of common shares outstanding	20,860,989	20,860,989	16,373,676	16,373,676
Effect of dilutive shares	—	713,196	—	929,028
Total weighted average number of common shares outstanding	20,860,989	21,574,185	16,373,676	17,302,704

Income per share from continuing operations	$0.10	$0.10	$0.14	$0.13
Loss per share from discontinued operations	(0.23)	(0.23)	(0.06)	(0.06)
Net (loss) income per share	$(0.13)	$(0.13)	$0.08	$0.07

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

Foreign Currency Translation

The functional currency for Clayton’s foreign operations is the local currency.   The Company translates income statement amounts at average exchange rates for the period, and assets and liabilities are translated at end-of-period exchange rates.  These translation adjustments are recorded in Accumulated Other Comprehensive Income, a separate component of Stockholders’ Equity, in the Company’s consolidated balance sheets.  Exchange gains and losses on intercompany foreign currency transactions of a long-term nature are reported in Accumulated Other Comprehensive Income.  Other exchange gains and losses are reported in income.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3—Recent Transactions

Acquisition of Euro Risk Management Limited, Bristol

On April 10, 2007, the Company completed the acquisition of Euro Risk Management Limited, Bristol, (subsequently renamed Clayton Euro Risk (“CER”)) a credit and risk consultancy operating in the United Kingdom, Italy and Holland for an aggregate purchase price of $2,959,829. Dependant on the exchange rate at the time of payment, the purchase price may be increased by up to an additional $2,500,000 based on future earnings.  This acquisition was not presented on a pro forma basis because it was not deemed to be material.

The purchase price was allocated as follows:

Accounts receivable	$1,193,508
Goodwill	163,298
Intangible assets – customer relationships	2,368,689
Intangible assets – noncompetition agreement	198,383
Liabilities assumed	(964,049)

$2,959,829

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

$5,344,970

Discontinued Operations

On March 28, 2007, the Company’s Board of Directors approved the recommendation of management that it discontinue the operations of CLS.  The pre-tax charge recorded during the first quarter of 2007 in connection with the CLS shutdown was $4,735,777 ($2,944,706, after tax) and consisted of a pre-tax non-cash impairment charge related to the impairment of goodwill, intangible assets and property and equipment.  During the second quarter of 2007, the Company recorded a $517,371 pre-tax ($385,718, after tax) adjustment to the previously estimated loss on disposal which consisted of facility closure costs and the write off of property and equipment.  CLS ceased operations on June 30, 2007.

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

Summarized financial information for CLS (discontinued operations) is set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$196,228	$1,906,982	$739,626	$3,189,665
Operating loss	(647,440)	(1,458,117)	(2,171,496)	(1,778,534)
Income tax benefit	221,251	624,749	810,058	761,719
Net loss	(434,918)	(862,752)	(1,402,994)	(1,051,897)
Loss on disposal, net of tax	(385,718)	—	(3,330,424)	—

December 31, 2006
Net property and equipment	$743,117
Goodwill	3,558,177
Other intangibles	713,642
Total assets of discontinued operations	$5,014,936

At December 31, 2006, liabilities of discontinued operations represent deferred rent.

Note 4—Cash, Cash Equivalents and Restricted Cash

At June 30, 2007 and December 31, 2006, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007 and December 31, 2006, the cash balances exceeded $100,000 by $17,455,479 and $31,862,444, respectively, including restricted cash at December 31, 2006.

Note 5—Property and Equipment, net

Property and equipment, net consists of the following:

	June 30, 2007	December 31, 2006

Computer and office equipment	$11,299,483	$10,013,262
Software	18,035,158	17,461,869
Furniture and fixtures	3,304,040	3,105,350
Leasehold improvements	2,501,011	1,814,635
Website	280,317	280,317
Automobiles	108,883	112,336
	35,528,892	32,787,769
Less accumulated depreciation and amortization	17,914,157	13,748,487
	17,614,735	19,039,282
Construction in progress	1,016,292	65,925
Software under development	249,469	516,542
	$18,880,496	$19,621,749

Included in software at June 30, 2007 and December 31, 2006, is $10,585,417 and $10,383,256, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

For the three months ended June 30, 2007 and 2006 depreciation and amortization expense charged to operations was $2,432,600 and $1,864,260, respectively.  For the six months ended June 30, 2007 and 2006 depreciation and amortization expense charged to operations was $4,487,608 and $3,365,728, respectively.

Note 6—Goodwill and Other Intangible Assets

As of June 30, 2007 and December 31, 2006, intangible assets not subject to amortization consisted of goodwill of $70,008,615 and $69,843,468, respectively, and trade names and trademarks of $15,504,917.

At June 30, 2007, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$38,795,522	$5,958,036	$32,837,486
Staffing services	4,300,000	1,254,167	3,045,833
Portfolio management	10,008,599	3,059,075	6,949,524
Client backlog	2,146,200	1,332,721	813,479
Technology	26,842,900	15,772,876	11,070,024
Noncompetition agreements	3,695,580	2,105,504	1,590,076
Patent	20,452	11,667	8,785
	$85,809,253	$29,494,046	$56,315,207

At December 31, 2006, the Company’s intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,887,037	$31,512,963
Staffing services	4,300,000	1,039,167	3,260,833
Portfolio management	10,008,599	2,548,308	7,460,291
Client backlog	2,146,200	1,118,101	1,028,099
Technology	26,842,900	13,088,586	13,754,314
Noncompetition agreements	3,494,950	1,734,880	1,760,070
Patent	20,452	8,259	12,193
	$83,213,101	$24,424,338	$58,788,763

In connection with the CLS shutdown, in March 2007 the Company recorded an impairment charge of $4,735,777 to reflect the write-off of goodwill and intangible assets.

In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

Amortization expense for the three months ended June 30, 2007 and 2006 was $2,571,240 and $2,541,870, respectively.  Amortization expense for the six months ended June 30, 2007 and 2006 was $5,068,985 and $5,083,722, respectively.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

	June 30, 2007	December 31, 2006
Term loans	$54,286,188	$64,598,998

Capital lease obligations	487,315	753,201

Total long-term debt	54,773,503	65,352,199
Less current portion	742,975	928,633

Long-term debt, net of current portion	$54,030,528	$64,423,566

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

After the Company’s initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. In both February 2007 and May 2007, the Company prepaid $5,000,000 outstanding under the term loan.

The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $137,433 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting accounts receivable and making disbursements to support operations.

The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants which, among other matters, require the Company to maintain certain interest coverage, fixed charge and total leverage ratios. These covenants became effective on March 31, 2006. The Company is in compliance with these covenants as of June 30, 2007. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

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

At June 30, 2007 and December 31, 2006, the revolving credit facility had no outstanding balance and there was an outstanding balance of $54,286,188 and $64,598,998, respectively, under the term loan with an interest rate of 7.07% and 8.55%, respectively.

On July 27, 2007 the Company repaid $5,000,000 outstanding under the term loan.

Capitalized Lease Obligations

At June 30, 2007, the Company leased $707,123 of equipment under agreements accounted for as capital leases with accumulated depreciation of $355,961. The obligations for the equipment require the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

At December 31, 2006, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $311,169. The obligations for the equipment require the Company to make monthly payments through August 2011, with implicit interest rates from 7.06% to 19.06%.

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

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $64,000 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $1,800,000 unrecognized tax benefit noted above. There were no significant changes to these amounts during the six months ended June 30, 2007.

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

For the three months ended June 30, 2007 and 2006, rent expense was approximately $1,226,234 and $928,066, respectively.  For the six months ended June 30, 2007 and 2006, rent expense was approximately $2,456,336 and $1,840,137, respectively.

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

At June 30, 2007, the Company had 150,000,000 shares of common stock authorized, of which 21,105,813 and 20,688,556 were issued and outstanding at June 30, 2007 and December 31, 2006, respectively.

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

The Company’s chief executive officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity’s audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and professional staffing services to this entity.  The Company received no revenues from this entity for the three and six months ended June 30, 2007 or 2006.

The Company has contracts to perform services for portfolios managed by a stockholder. Revenues generated from the contracts for the three months ended June 30, 2007 and 2006 were approximately $35,191 and $163,926, respectively.   Revenues generated from the contracts for the six months ended June 30, 2007 and 2006 were approximately $95,165 and $313,723, respectively.  Accounts receivable from this party at June 30, 2007 and December 31, 2006, were $29,859 and $141,056, respectively.  Certain of these contracts were cancelled effective December 31, 2006.

Note 13—Stock Plans

On January 26, 2006, the Company’s Board of Directors approved the adoption of the Company’s 2006 Stock Option and Incentive Plan (“2006 Option Plan”), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award.  The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years.  The Company issues new shares upon the exercise of stock options.  Cash received upon the exercise of options for the six months ended June 30, 2007 and 2006 was $913,900 and $26,000, respectively.

Changes in options outstanding during the six months ended June 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007	1,470,774	$6.33

Granted	15,000	16.38
Exercised	260,907	3.48
Forfeited	88,644	9.63
Expired	3,290	7.64

Options outstanding, June 30, 2007	1,132,933	$6.86

Weighted average fair value of options granted for the six months ended June 30, 2007		$6.72
Options available for future grant at June 30, 2007		1,624,630

The intrinsic value of options exercised during the six months ended June 30, 2007 was approximately $4,200,000.

Changes in unvested restricted stock outstanding during the six months ended June 30, 2007 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value at June 30, 2007

Unvested shares outstanding, January 1, 2007	—	$—	$—

Granted	165,000	18.48	1,879,350
Vested	—	—	—
Cancelled or forfeited	8,650	18.48	—

Unvested shares outstanding, June 30, 2007	156,350	$18.48	$1,780,827

The Company recorded compensation expense of approximately $151,000 and $277,000 related to restricted stock for the three and six months ended June 30, 2007, respectively.  In addition, the Company will recognize approximately $2,600,000 of expense related to these grants over the remaining vesting period of such shares of 3.6 years.

During the six months ended June 30, 2007, the Company granted 15,476 deferred stock awards to members of its Board of Directors under the Company’s Non-Employee Directors’ Deferred Compensation Plan.  The Company recorded compensation expense of approximately $47,000 and $57,000 related to these awards for the three and six months ended June 30, 2007.  In addition, the Company will recognize approximately $212,000 of expense related to these grants over the remaining vesting period of such awards.

The following table summarizes information about stock options at June 30, 2007:

June 30, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value as of June 30, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of June 30, 2007
$0.98-0.98	147,524	7.41	$1,536,380	122,707	$0.98	$1,277,925
4.00-6.00	606,816	7.73	3,438,313	518,990	5.70	2,952,866
6.36-6.80	189,093	8.22	886,002	105,373	6.72	492,150
12.34-17.00	152,000	8.99	—	37,067	14.54	—
18.46-21.38	37,500	9.27	—	4,009	20.97	—

	1,132,933	7.99	$5,860,695	788,146	5.59	$4,722,941

The weighted average contractual life of options exercisable at June 30, 2007 was 7.80 years.

The weighted average fair value of options granted during the six months ended June 30, 2006 was $5.87.  The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was approximately $12,236,000 and $7,668,000, respectively.

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

The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted.  The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Expected life (in years)	7.0	6.5 – 7.5
Risk-free interest rate	4.5%	4.7 – 5.1%
Volatility	28%	25%
Dividend	0%	0%

For the three months ended June 30, 2007 and 2006 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $143,000 and $138,000, respectively.  For the six months ended June 30, 2007 and 2006 the Company recognized expenses related to stock option grants of approximately $307,000 and $853,000, respectively.  In addition, the Company will recognize approximately $1,200,000 of expense related to these grants over the remaining vesting period of such options.  This expense is expected to be recognized over a weighted-average period of 2.5 years.

Note 14—Segment Information

Reportable Segments

The Company has organized its business portfolio into three reportable segments to reflect its business strategy.  The Company measures and evaluates its reportable segments based on segment operating income.  The Company generally accounts for intersegment transactions at cost.  Segment operating income is equal to gross profit less direct selling, general and administrative expenses.  The Company’s segments and their principal activities consist of the following:

Transaction Management

The transaction management segment provides a full range of outsourced transaction management services to clients, including:

•                  due diligence services - assisting loan buyers and sellers in making decisions on how they price portfolios and manage risk;

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

The following tables provide operating financial information for the Company’s three reportable segments:

	For the Three Months Ended June 30, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$28,086,147	$2,434,438	$12,632,874	$43,153,459
Depreciation and amortization	3,437,515	429,044	1,137,281	5,003,840
Segment operating income	6,484,503	504,774	7,722,152	14,711,429
Capital expenditures	123,263	—	12,143	135,406

	For the Three Months Ended June 30, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$48,238,610	$3,408,328	$8,250,114	$59,897,052
Depreciation and amortization	3,436,560	324,165	645,405	4,406,130
Segment operating income	11,415,371	1,815,546	4,785,501	18,016,418
Capital expenditures	2,075,359	95,000	52,514	2,222,873

	For the Six Months Ended June 30, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$67,963,126	$4,179,908	$24,362,590	$96,505,624
Depreciation and amortization	6,637,396	826,746	2,092,451	9,556,593
Segment operating income	16,773,260	88,914	14,469,247	31,331,421
Capital expenditures	2,803,017	12,526	14,567	2,830,110

	For the Six Months Ended June 30, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments

Revenue	$91,778,873	$6,318,797	$15,744,311	$113,841,981
Depreciation and amortization	6,601,257	619,942	1,228,251	8,449,450
Segment operating income	18,863,885	3,297,715	9,106,684	31,268,284
Capital expenditures	3,713,466	187,842	155,936	4,057,244

The following tables are reconciliations of certain segment items to the total consolidated amount:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Segment Operating Income:
Total consolidated segment operating income	$14,711,429	$ $ 18,016,418	$31,331,421	31,268,284
Direct selling, general and administrative expenses	3,155,624	2,993,590	6,146,694	5,715,523

Consolidated reported gross profit	$17,867,053	$21,010,008	$37,478,115	$36,983,807

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Capital Expenditures:
Total segment capital expenditures	$135,406	$2,222,873	$2,830,110	$4,057,244
General assets	1,029,304	171,463	1,169,567	1,292,672

Consolidated capital expenditures	$1,164,710	$2,394,336	$3,999,677	$5,349,916

Note 15—Subsequent Event

On July 27, 2007, the Company prepaid $5,000,000 of its outstanding term loan balance.  There were no penalties associated with this payment.  At June 30, 2007, the $5,000,000 used to make this payment was included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheet.

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

Overview

We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securitizations. Our services include transaction management, which consists of due diligence and mortgage processing services for buyers of mortgage loans (conduit support services), professional staffing services, and compliance products and services, oversight and reporting on mortgage-backed securities (credit risk management and surveillance), and specialized loan servicing (special servicing) and consulting services. We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We believe that several factors support the demand for our services, including:

•                  the desire for outsourced services by capital markets firms and other major mortgage loan market participants;

•                  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry; and,

•                  investors’ growing demand for operational risk assessment and loan performance data.

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

We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2007 than in 2006.  We do not expect that these markets will experience significant growth in the short term, but they could experience moderate growth over the long term. We believe there will be continued demand for new loan products and increased home ownership driven in part by first-time homeowners, minorities and immigrants. We face a number of risks in our industry and the market for our services is highly competitive. Our business is driven in part by the MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, perceived and actual economic conditions, taxation policies, availability of credit, employment levels, more strict underwriting guidelines in effect at a given time and wage and salary levels. Adverse changes in any of these trends, the recent downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, the failure of hedge funds that invest in mortgage-backed securities, additional downgrades of mortgage-backed securities by the major rating agencies, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result over time in a reduced demand for our services and diminish our revenue. A material reduction in the number of loans available for securitization may cause our clients to engage us for fewer services, which could have an adverse effect on our business and results of operations. Moreover, the majority of our business is generated through our largest 20 clients. The loss of one or more of these clients could adversely affect our business and results of operations. Lastly, we are dependent on our independent loan review specialists to perform our services. Our business could suffer if we are unable to recruit and retain additional qualified independent loan review specialists.

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

We granted options to purchase 15,000 shares in the six months ended June 30, 2007 with an average exercise price of $16.38 per share.

On January 30, 2007, we granted 165,000 shares of restricted stock at the closing stock price on that day of $18.48 per share.

During the six months ended June 30, 2007, we granted 15,476 deferred stock units to members of our Board of Directors under the Non-Employee Directors’ Deferred Compensation Plan.

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

We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Annual impairment tests were conducted for Clayton Services and CFIS in 2007 and there was no impairment to goodwill or intangibles with indefinite lives of either entity.

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

Our transaction management services are provided under “time-and-materials” or per file billing arrangements. Under “time-and-materials” arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our consolidated balance sheets.  For the three months ended June 30, 2007 and 2006, transaction management revenue accounted for 65.1% and 80.5%, respectively, of total revenue.  For the six months ended June 30, 2007 and 2006, transaction management revenue accounted for 70.4% and 80.6%, respectively, of total revenue.

Our surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis as well as incentive fees. For the three months ended June 30, 2007 and 2006, surveillance and special servicing services revenue accounted for 34.9% and 19.5%, respectively, of total revenue.  For the six months ended June 30, 2007 and 2006, surveillance and special servicing services revenue accounted for 29.6% and 19.4%, respectively, of total revenue.

For the three months ended June 30, 2007 and 2006, revenue from our largest two clients accounted for an aggregate of 18.8% and 27.4% of total revenue, respectively.  Revenue from one client exceeded 10% of revenue for the three months ended June 30, 2007.  Revenue from two clients exceeded 10% of revenue for the three months ended June 30, 2006. This revenue is primarily associated with the Transaction Management segment.

For the six months ended June 30, 2007 and 2006, revenue from our largest two clients accounted for an aggregate of 20.0% and 26.5% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the six months ended June 30, 2007.  Revenue from two clients exceeded 10% of revenue for the six months ended June 30, 2006. This revenue is primarily associated with the Transaction Management segment.

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

Interest expense for the three and six months ended June 30, 2007 and 2006 primarily consisted of interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit.  Interest expense for the three and six months ended June 30, 2006 also included interest on our revolving line of credit.  Our term loan had a balance at December 31, 2006 of $64,598,998, and $54,286,188 at June 30, 2007.  Our term loan had a balance of $150,000,000 at December 31, 2005, and $79,799,499 at June 30, 2006.

Loss from Extinguishment of Debt

Due to the prepayment of $10,000,000 on our term loan during the six months ended June 30, 2007, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $45,043 during the first quarter of 2007 and $45,289 during the second quarter of 2007.

On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on our $150,000,000 term loan and the entire $7,400,000 outstanding balance on our revolving line of credit. Due to the prepayment of $70,000,000 on our term loan, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002 in the first quarter of 2006.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2007 and 2006

Revenue

Our consolidated revenue was $43.2 million for the three months ended June 30, 2007, a decrease of $16.7 million or 27.8%, compared to revenue of $59.9 million for the three months ended June 30, 2006. The decrease was primarily due to reduced due diligence, conduit, special servicing and staffing services revenues, partially offset by an increase in surveillance revenue and the acquisition of Risk Management, Limited (subsequently renamed Clayton Euro Risk (“CER”)).  Our total revenue per loan increased by 38.2%, as our non-loan related surveillance and consulting businesses increased as a percentage of overall revenues.  The number of loans serviced during the six months ended June 30, 2007 decreased by 47.9% as compared to fiscal 2006, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, due to the weak subprime market during the quarter.  Revenues per loan in our core due diligence business increased by 4.4% due to an increase in non-loan related special due diligence projects involving distressed lenders and a decrease in the prevalence of other file reviews, in which we verify a limited number of data points in a loan file.

Transaction Management

Transaction management revenue was $28.1 million for the three months ended June 30, 2007, a decrease of $20.1 million or 41.7%, compared to revenue of $48.2 million for the three months ended June 30, 2006. The decrease was primarily due to a 47.9% reduction in loans serviced, due to the weak subprime market during the quarter.  This decrease was partially offset by the 4.4% increase in due diligence revenues per loan.

Special Servicing

Special servicing revenue was $2.5 million for the three months ended June 30, 2007, a decrease of $0.9 million or 26.5%, compared to revenue of $3.4 million for the three months ended June 30, 2006.  The decrease was primarily due to the termination of a tax lien servicing contract during the three months ended September 30, 2006 and reduced incentive and monthly fees from our non-performing loan servicing contracts.

Surveillance

Surveillance revenue was $12.6 million for the three months ended June 30, 2007, an increase of $4.3 million or 51.8%, compared to revenue of $8.3 million for the three months ended June 30, 2006. The increase was primarily due to an increase in our putback review business and an increase in the value of assets monitored.

Cost of Services

Our cost of services was $25.3 million for the three months ended June 30, 2007, a decrease of $13.6 million or 35.0%, compared to cost of services of $38.9 million for the three months ended June 30, 2006. This decrease was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $20.2 million for the three months ended June 30, 2007, a decrease of $8.9 million or 30.6%, compared to compensation expense of $29.1 million for the three months ended June 30, 2006.  The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

Travel and Related Expenses. Travel and related expenses were $3.6 million for the three months ended June 30, 2007, a decrease of $3.2 million or 47.1%, compared to travel and related expenses of $6.8 million for the three months ended June 30, 2006.  The decrease was primarily due to reduced field due diligence loan volumes and staffing services engagements.  Travel expenses per loan increased by 0.8%.

Other Direct Costs. Other direct costs were $1.5 million for the three months ended June 30, 2007, a decrease of $1.5 million or 50.0%, compared to other direct costs of $3.0 million for the three months ended June 30, 2006. The decrease was primarily due to reduced third-party appraisal vendor fees due to reduced due diligence volumes.

Operating Expenses

Operating expenses were $16.1 million for the three months ended June 30, 2007, an increase of $2.1 million or 15.0%, compared to operating expenses of $14.0 million for the three months ended June 30, 2006. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $5.5 million for the three months ended June 30, 2007, an increase of $0.4 million or 7.8%, compared to salaries and benefits of $5.1 million for the three months ended June 30, 2006.  This increase was primarily due to an increase in information technology compensation expense, severance expense and stock-based compensation related to restricted stock grants in the first quarter.  These increases were partially offset by reduced bonus expense due to the weaker financial results.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2007, an increase of $1.1 million or 24.4%, as compared to selling, general and administrative expenses of $4.5 million for the three months ended June 30, 2006.  This increase was due to higher occupancy expenses, due to the relocation of the Tampa centralized underwriting operations to a new facility, and increased bad debt, telecommunications and professional fee expenses, partially offset by reduced recruiting expenses.

Depreciation and Amortization. Depreciation and amortization was $2.4 million for the three months ended June 30, 2007, an increase of $0.5 million or 26.3%, compared to depreciation and amortization of $1.9 million for the three months ended June 30, 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

Amortization of Intangibles. Amortization of intangibles was $2.6 million for the three months ended June 30, 2007, an increase of $0.1 million or 4.0%, compared to depreciation and amortization of $2.5 million for the three months ended June 30, 2006. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisition of CER.

Interest Expense, net

Interest expense, net was $1.0 million for the three months ended June 30, 2007, a decrease of $0.7 million or 41.2%, compared to interest expense, net of $1.7 million for the three months ended June 30, 2006. This decrease was due to reduced borrowings on our term loan and a reduction of the interest rate on our term loan.  See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the three months ended June 30, 2007, we recognized a loss from extinguishment of debt of $0.05 million due to the write-off of debt issuance costs as a result of a $5.0 million prepayment during this period.  See “—Liquidity and Capital Resources.”

Income Taxes

Income taxes for the three months ended June 30, 2007 were $0.2 million, a decrease of $1.9 million, compared to $2.1 million for the three months ended June 30, 2006.  This decrease was primarily due to changes in taxable income and our effective tax rate.

Discontinued Operations

On March 28, 2007, we committed to discontinue the operations of CLS.  Results for the three months ended June 30, 2007 include a pre-tax loss on disposal of a $0.4 million, relating to facility closure costs and the write-off of property and equipment.  CLS operating results for the three months ended June 30, 2007 included revenue of $0.2 million, an operating loss of $0.6 million, a pre-tax loss of $0.6 million, an income tax benefit of $0.2 million and a net loss of $0.4 million.  CLS operating results for the three months ended June 30, 2006 included revenue of $1.9 million, an operating loss of $1.5 million, a pre-tax loss of $1.5 million, an income tax benefit of $0.6 million and a net loss of $0.9 million.

Comparison of Six Month Periods Ended June 30, 2007 and 2006

Revenue

Our consolidated revenue was $96.5 million for the six months ended June 30, 2007, a decrease of $17.3 million or 15.2%, compared to revenue of $113.8 million for the six months ended June 30, 2006. The decrease was primarily due to reduced due diligence, conduit, special servicing and staffing services revenues, partially offset by an increase in surveillance revenue and the acquisition of CER.  Our total revenue per loan increased by 15.0%, as revenues from our non-loan related surveillance and consulting businesses increased as a percentage of overall revenues.  The number of loans serviced during the three months ended June 30, 2007 decreased by 26.3% as compared to fiscal 2006, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, due to the weak subprime market during the period.  Revenues per loan in our core due diligence business decreased by 1.6% as an increase in the percentage of loans serviced in our centralized underwriting facility offset an increase in non-loan related special due diligence projects involving distressed lenders.

Transaction Management

Transaction management revenue was $67.9 million for the six months ended June 30, 2007, a decrease of $23.9 million or 26.0%, compared to revenue of $91.8 million for the six months ended June 30, 2006. The decrease was primarily due to a 26.3% reduction in loans serviced, due to the weak subprime market during the period.

Special Servicing

Special servicing revenue was $4.2 million for the six months ended June 30, 2007, a decrease of $2.1 million or 33.3%, compared to revenue of $6.3 million for the six months ended June 30, 2006.  The decrease was primarily due to the termination of a tax lien servicing contract during the three months ended September 30, 2006, and reduced incentive and monthly fees from our non-performing loan servicing contracts.

Surveillance

Surveillance revenue was $24.4 million for the six months ended June 30, 2007, an increase of $8.7 million or 55.4%, compared to revenue of $15.7 million for the six months ended June 30, 2006. The increase was primarily due to an increase in the value of assets monitored and an increase in our putback review business.

Cost of Services

Our cost of services was $59.0 million for the six months ended June 30, 2007, a decrease of $17.9 million or 23.3%, compared to cost of services of $76.9 million for the six months ended June 30, 2006. This decrease was attributable to the specific factors discussed below.

Compensation Expense. Compensation expense was $45.9 million for the six months ended June 30, 2007, a decrease of $11.7 million or 20.3%, compared to compensation expense of $57.6 million for the six months ended June 30, 2006.   The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

Travel and Related Expenses. Travel and related expenses were $9.1 million for the six months ended June 30, 2007, a decrease of $4.8 million or 34.5%, compared to travel and related expenses of $13.9 million for the six months ended June 30, 2006.  The decrease was primarily due to reduced field due diligence loan volumes and staffing services engagements.  Travel expenses per loan decreased by 11.2% due to an increase in the percentage of loans serviced in our centralized underwriting facility.

Other Direct Costs. Other direct costs were $4.0 million for the six months ended June 30, 2007, a decrease of $1.4 million or 25.9%, compared to other direct costs of $5.4 million for the six months ended June 30, 2006.  The decrease was primarily due to reduced third-party appraisal vendor fees due to reduced due diligence volumes.

Operating Expenses

Operating expenses were $31.8 million for the six months ended June 30, 2007, an increase of $4.1 million or 14.8%, compared to operating expenses of $27.7 million for the six months ended June 30, 2006. This increase was attributable to the specific factors discussed below.

Salaries and Benefits. Salaries and benefits were $11.2 million for the six months ended June 30, 2007, an increase of $1.1 million or 10.9%, compared to salaries and benefits of $10.1 million for the six months ended June 30, 2006.  This increase was primarily due to an increase in information technology, executive and accounting compensation expense, partially offset by reduced bonus expense due to the weaker financial results and reduced stock-based compensation expense, as the six months ended June 30, 2006 included expense related to the acceleration of vesting of stock options following the company’s IPO.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses were $11.0 million for the six months ended June 30, 2007, an increase of $1.9 million or 20.9%, as compared to selling, general and administrative expenses of $9.1 million for the six months ended June 30, 2006.  This increase was due to higher occupancy expenses, due to the relocation of the Tampa centralized underwriting operations to a new facility, and increased bad debt, telecommunications, insurance and professional fee expenses, partially offset by reduced recruiting expenses.

Depreciation and Amortization. Depreciation and amortization was $4.5 million for the six months ended June 30, 2007, an increase of $1.1 million or 32.4%, compared to depreciation and amortization of $3.4 million for the six months ended June 30, 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

Amortization of Intangibles. Amortization of intangibles was $5.1 million for the six months ended June 30, 2007 and 2006.

Interest Expense, net

Interest expense, net was $2.2 million for the six months ended June 30, 2007, a decrease of $2.5 million or 53.2%, compared to interest expense, net of $4.7 million for the six months ended June 30, 2006. This decrease was due to reduced borrowings on our term loan and, to a lesser extent, reduced borrowings on our line of credit and a reduction of the interest rate on the term loan.  See “—Liquidity and Capital Resources.”

Loss from Extinguishment of Debt

For the six months ended June 30, 2007, we recognized a loss from extinguishment of debt of $0.1 million due to the write-off of debt issuance costs as a result of a $10.0 million prepayment on our term loan during this period.  For the six months ended June 30, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on our term loan following our initial public offering.
See “—Liquidity and Capital Resources.”

Income Taxes

Income taxes for the six months ended June 30, 2007 were $1.3 million, a decrease of $0.2 million, compared to $1.5 million for the six months ended June 30, 2006.  This increase was primarily due to changes in taxable income and our effective tax rate.  Our effective tax rate for the first six months of 2007 was 38.2% as compared with 38.5% for the first six months of 2006.

Discontinued Operations

Results for the six months ended June 30, 2007 include a pre-tax loss on disposal of $5.2 million consisting of a non-cash pre-tax impairment charge of a $4.7 million relating to impairment of goodwill, intangible assets and property and equipment recognized in the first quarter of 2007, and facility closure costs and the write-off of property and equipment during the second quarter of 2007.  CLS operating results for the six months ended June 30, 2007 included revenue of $0.7 million, an operating loss of $2.2 million, a pre-tax loss of $2.2 million, an income tax benefit of $0.8 million and a net loss of $1.4 million.  CLS operating results for the six months ended June 30, 2006 included revenue of $3.2 million, an operating loss of $1.8 million, a pre-tax loss of $1.8 million an income tax benefit of $0.7 million and a net loss of $1.1 million.

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

•                  fund $1.6 million of working capital.

Our operating activities provided cash of $8.5 million and $9.6 million in the six months ended June 30, 2007 and 2006, respectively. Cash provided from operations is generated primarily from net income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the six months ended June 30, 2007 was generated from a net loss of $2.6 million, which included a $3.3 million loss on disposal of discontinued operations and a $1.4 million loss from discontinued operations, and $10.8 million of non-cash charges and was negatively impacted by a net increase in operating assets of $4.4 million, primarily due to a decrease in accrued expenses.  Cash provided by operations for the six months ended June 30, 2006 resulted from net income of $1.3 million, which included a $1.1 million loss from discontinued operations, and $10.2 million of non-cash charges and was negatively impacted by a net increase in operating assets of $2.9 million primarily due to an increase in accounts receivable and unbilled receivables and a decrease in deferred revenue. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

Our investing activities used cash of $6.9 million and $12.0 million in the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities in the six months ended June 30, 2007 primarily consisted of capital expenditures and the acquisition of CER.  Cash used in investing activities in the six months ended June 30, 2006 primarily consisted of capital expenditures and the acquisition of CLS.

Our financing activities used cash of $8.3 million in the six months ended June 30, 2007 and provided cash of $8.7 million in the six months ended June 30, 2006. The principal use of cash from financing activities in the six months ended June 30, 2007 was the repayment of principal on the term loan, partially offset by proceeds from stock option exercises and excess tax benefits from share-based compensation arrangements. The principal sources of cash from financing activities in the six months ended June 30, 2006 were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above.

Cash paid for interest expense was $2.5 million and $4.2 million in each of the six months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007 and 2006, the majority of interest expense was paid on borrowings outstanding under our term loan.

In July 2007, we prepaid $5.0 million outstanding under the term loan.

Credit Agreement

On December 8, 2005, we entered into a $190.0 million senior credit facility. The credit facility provided for a $150.0 million term loan, and a revolving credit facility of $40.0 million. The credit facility also provided us with an option, subject to the consent of the lenders, to increase the revolving credit facility by $10.0 million to an aggregate of $50.0 million. We exercised the option to increase our revolving credit facility by $5.0 million on each of January 11, 2006 and April 28, 2006, and as of June 30, 2007 we have an aggregate revolving credit facility of $50.0 million. Following our initial public offering in March 2006, we prepaid $70.0 million outstanding under the term loan and repaid $7.4 million outstanding under the revolving credit facility.  In February 2007, we prepaid $5.0 million outstanding under the term loan.  An additional $5.0 million was repaid in May 2007, and another $5.0 million was repaid in July 2007.

The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $137,433 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

The Credit Agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain interest coverage, fixed charge and total leverage ratios. As of June 30, 2007, we were in compliance with all debt covenants. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

Loans under the Credit Agreement bear interest at the applicable LIBOR rate plus 1.75% or Prime Rate plus 0.75%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined in the Credit Agreement.

At June 30, 2007, there was an outstanding balance of $54.3 million under the term loan and no outstanding balance under the revolving credit facility.

Contractual Obligations

The following table describes our cash commitments, in thousands, to settle contractual obligations as of June 30, 2007.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans and loans payable	$54,286	$275	$1,099	$52,912	$—
Capital lease obligations	487	111	274	102	—
Operating lease obligations	15,132	1,930	5,181	2,682	5,339

Total	$69,905	$2,316	$6,554	$55,696	$5,339

As further discussed in Note 9, we adopted the provisions of FIN 48 on January 1, 2007.  At June 30, 2007, we had approximately $1.9 million of unrecognized tax benefits which were not included in the “Contractual Obligations” table of our 2006 Form 10-K.  Due to the inherent uncertainty of the underlying tax positions, it is not practical to assign the liability as of June 30, 2007 to any particular years in the table.

Interest payments due on the above amounts total $16,605.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2006, see Risk Factors and Management’s Discussion and Analysis of Financial Condition

and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Upon termination, during the three months ended June 30, 2007, employees forfeited 7,000 unvested shares of restricted stock, as detailed in the following table:

Period	Total Number of Shares Forfeited
April 1, 2007 – April 30, 2007	1,500
May 1, 2007 – May 31, 2007	1,500
June 1, 2007 – June 30, 2007	4,000

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

On June 7, 2007, we held our Annual Meeting of Stockholders.  At the meeting, the stockholders elected Brian L. Libman and Michael M. Sonderby to the Board of Directors, each to serve for a three-year term as a Class II Director.  19,955,640 votes were cast for Mr.Libman’s election; 76,739 votes were cast to withhold authority for Mr. Libman.  19,955,140 votes were cast for Mr. Sonderby’s election; 77,239 votes were cast to withhold authority for Mr. Sonderby.  Also at the meeting, the stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the current year.  The votes cast to ratify Grant Thornton LLP’s appointment were as follows: 19,994,804 shares voted for, 37,275 voted against and 300 shares abstained from voting.

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

CLAYTON HOLDINGS, INC.

Date: August 8, 2007	By:	/s/ Frederick C. Herbst
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