Form 10-Q
period 2007-09-30
CLAYTON HOLDINGS INC
filed 2007-11-09
CIK 1325228

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51846

CLAYTON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-2660764 (I.R.S. Employer Identification No.)
2 Corporate Drive, Shelton, CT (Address of principal executive offices)	06484 (Zip Code)

Registrant's telephone number, including area code: (203) 926-5600

(Former Name, Former Address and Former Fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        21,124,138 shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2007.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,902,095	$22,881,553
Restricted cash	—	11,738,871
Accounts receivable, net of allowance for doubtful accounts of $636,500 and $191,569 as of September 30, 2007 and December 31, 2006, respectively	23,615,648	37,452,008
Unbilled receivables	7,224,619	14,950,591
Prepaid expenses and other current assets	2,319,217	3,251,642
Prepaid income taxes	5,275,525	1,790,828
Deferred tax assets	605,467	571,835
Assets of discontinued operations	—	5,014,936

Total current assets	66,942,571	97,652,264
Property and equipment, net	16,990,756	19,621,749
Goodwill	70,011,299	69,843,468
Intangible assets, net	69,287,933	74,293,680
Other assets, net	1,329,335	1,501,430

Total assets	$224,561,894	$262,912,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long term debt and capital lease obligations, current portion	$668,357	$928,633
Accounts payable and accrued expenses	15,322,713	22,831,882
Servicer escrow liability	—	11,738,871
Liabilities of discontinued operations	—	18,880

Total current liabilities	15,991,070	35,518,266
Long-term debt and capital lease obligations, net of current portion	48,903,128	64,423,566
Deferred tax liabilities	1,333,404	4,088,816
Deferred revenue	265,820	203,729
Deferred rent	1,567,257	949,165
Other long-term liabilities	2,663,809	—

Total liabilities	70,724,488	105,183,542

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 21,115,002 and 20,688,556 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	211,151	206,886
Additional paid-in capital	144,516,191	141,255,632
Retained earnings	8,996,706	16,266,531
Accumulated other comprehensive income, net of tax	113,358	—

Total stockholders' equity	153,837,406	157,729,049

Total liabilities and stockholder' equity	$224,561,894	$262,912,591

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue	$31,318,425	$59,172,281	$127,824,049	$173,014,262
Cost of services:
Compensation expense	15,255,004	28,060,998	61,180,810	85,670,952
Travel and related expenses	1,299,181	6,301,519	10,389,254	20,181,307
Other direct costs	1,121,492	2,155,711	5,133,122	7,524,143

Total cost of services	17,675,677	36,518,228	76,703,186	113,376,402

Gross profit	13,642,748	22,654,053	51,120,863	59,637,860
Operating expenses:
Salaries and benefits	5,562,826	5,422,490	16,759,316	15,537,912
Other selling, general and administrative expenses	6,165,171	4,655,285	17,194,962	13,818,520
Depreciation and amortization	2,362,264	2,069,101	6,849,872	5,434,829
Amortization of intangibles	2,572,498	2,541,870	7,641,483	7,625,592

Total operating expenses	16,662,759	14,688,746	48,445,633	42,416,853

(Loss) income from operations	(3,020,011)	7,965,307	2,675,230	17,221,007
Interest expense, net of interest income of $211,230, $104,377, $531,645 and $217,608, respectively	884,330	1,746,920	3,098,342	6,471,155
Loss from extinguishment of debt	43,568	—	133,900	746,002
Other income	4,532	—	4,532	—

(Loss) income from continuing operations before income taxes	(3,943,377)	6,218,387	(552,480)	10,003,850
Income tax (benefit) expense	(1,323,471)	2,418,275	(29,169)	3,877,542

(Loss) income from continuing operations	(2,619,906)	3,800,112	(523,311)	6,126,308
Loss from discontinued operations:
Loss from operations (net of income tax expense (benefit) of $58,058, $(216,433), $(752,000) and $(978,152), respectively)	(140,298)	(740,214)	(1,543,292)	(1,792,111)
Loss on disposal (net of income tax expense (benefit) of $31,531 and $(1,891,193), respectively)	(72,798)	—	(3,403,222)	—

Net (loss) income	$(2,833,002)	$3,059,898	$(5,469,825)	$4,334,197

Basic (loss) income per share:
Continuing operations	$(0.13)	$0.19	$(0.02)	$0.34
Discontinued operations	(0.01)	(0.04)	(0.24)	(0.10)

Total	$(0.14)	$0.15	$(0.26)	$0.24

Diluted (loss) income per share:
Continuing operations	$(0.13)	$0.18	$(0.02)	$0.33
Discontinued operations	(0.01)	(0.04)	(0.24)	(0.10)

Total	$(0.14)	$0.14	$(0.26)	$0.23

Weighted average shares outstanding:
Basic	20,957,212	20,536,709	20,893,416	17,776,603

Diluted	20,957,212	21,312,210	20,893,416	18,578,126

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

				Accumulated Other Comprehensive Income
	Common Stock		Additional paid in capital		Retained Earnings
						Total
	Number of shares
		Value
Balance, January 1, 2007	20,688,556	$206,886	$141,255,632	$—	$16,266,531	$157,729,049
Adjustment for the cumulative effect as of January 1, 2007 on prior years of the adoption of FIN 48 (Note 9)	—	—	—	—	(1,800,000)	(1,800,000)
Stock based compensation	153,550	1,536	1,033,333	—	—	1,034,869
Exercise of stock options	272,896	2,729	957,750	—	—	960,479
Tax benefit of options exercised	—	—	1,269,476	—	—	1,269,476
Other comprehensive income	—	—	—	113,358	—	113,358
Net loss for the nine months ended September 30, 2007	—	—	—	—	(5,469,825)	(5,469,825)

Balance, September 30, 2007	21,115,002	$211,151	$144,516,191	$113,358	$8,996,706	$153,837,406

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(2,833,002)	$3,059,898	$(5,469,825)	$4,334,197
Foreign currency translation adjustments, net of tax	73,896	—	113,358	—

Total comprehensive (loss) income	$(2,759,106)	$3,059,898	$(5,356,467)	$4,334,197

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,469,825)	$4,334,197
Add: Loss on disposal of discontinued operations	3,403,222	—
Loss from discontinued operations	1,543,292	1,792,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,849,872	5,434,829
Amortization of intangibles	7,641,483	7,625,592
Amortization of debt issuance cost	196,201	267,693
Loss from extinguishment of debt	133,900	746,002
Stock based compensation	1,034,869	1,023,759
Deferred income taxes	(2,197,557)	(497,230)
Loss on sale of fixed assets	50,877	5,648
Provision for doubtful accounts	1,013,702	178,743
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	12,302,516	(539,606)
Unbilled receivables	7,650,442	(2,136,221)
Prepaid expenses and other current assets	901,132	709,247
Prepaid income taxes	(729,353)	2,661,996
Due to an affiliated entity	—	23,434
Other assets, net	(86,097)	(90,920)
Accounts payable and accrued expenses	(8,988,357)	3,404,819
Deferred revenue	(248,046)	(594,153)
Deferred rent	618,092	(19,214)
Other long-term liabilities	158,840	—

Net cash provided by operating activities	25,779,205	24,330,726

Cash flows from investing activities:
Proceeds from sale of fixed assets	31,468	35,000
Capital expenditures	(4,500,499)	(6,557,884)
Acquisition of businesses	(2,959,829)	(5,727,168)
Cash held in escrow from acquisition of businesses inclusive of interest earned	—	(1,002,777)

Net cash used in investing activities	(7,428,860)	(13,252,829)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	7,400,000
Repayments of revolving credit facility	—	(7,400,000)
Repayments of capital lease obligations	(114,766)	(106,322)
Repayment of term loan	(15,450,244)	(70,200,501)
Deferred charges related to the issuance of debt	(59,305)	(161,158)
Proceeds from issuance of common stock upon initial public offering	—	146,625,000
Underwriting commissions and offering expenses	—	(14,784,499)
Redemption of convertible preferred stock	—	(52,764,950)
Excess tax benefits from share-based payment arrangements	1,269,476	—
Proceeds from the exercise of stock options	960,479	81,706

Net cash (used in) provided by financing activities	(13,394,360)	8,689,276

Cash flows from discontinued operations (revised—see Note 3):
Operating cash flows	265,888	(3,316,794)
Investing cash flows	—	(140,769)
Financing cash flows	(215,706)	(110,644)

	50,182	(3,568,207)

Effect of exchange rate changes on cash and cash equivalents	14,375	—

Net increase in cash and cash equivalents	5,020,542	16,198,966
Cash and cash equivalents at the beginning of the period	22,881,553	7,208,875

Cash and cash equivalents at the end of the period	$27,902,095	$23,407,841

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,898,045	$1,577,965
Interest	$3,561,269	$5,979,195
Other noncash investing and financing activities:
Assets acquired under capital lease	$—	$239,548
Liabilities assumed from acquisitions	$964,049	$1,013,143

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization, Description of Business and Basis of Presentation

        Clayton Holdings, Inc. (collectively with its wholly owned subsidiaries, the "Company") was formed on March 31, 2005, as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. ("GRP"), a Delaware corporation, and TMHC Holdings, Inc. ("TMHC"), a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. ("CSI") and First Madison Services, Inc. ("FMS") from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as "The Murrayhill Company" ("CFIS"), from an unrelated party on May 24, 2004.

        The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company's services include (i) transaction management, which consists of due diligence, conduit support services, professional staffing services, and compliance products and services, (ii) credit risk management and securities surveillance and (iii) special servicing. The Company uses proprietary technology and processes to provide these services across the lifecycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market.

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements. Results for the interim periods are not necessarily indicative of results for the full year.

Initial Public Offering of Common Stock

        On March 29, 2006, the Company sold 8,625,000 shares, inclusive of an over-allotment option of 1,125,000 shares, of its common stock in an initial public offering ("IPO") of common stock at a price to the public of $17.00 per share, for net proceeds of approximately $131,800,000 after deducting the underwriting discount and approximately $4,500,000 of offering expenses. The Company used approximately $130,200,000 of the proceeds to pay down indebtedness and to redeem all outstanding shares of redeemable preferred stock, which were issued upon the conversion of the Company's convertible preferred stock. The Company used the remaining approximately $1,600,000 for general corporate purposes. After giving effect to this offering, the Company had 20,516,306 shares of common stock outstanding.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, the Company cannot give assurance that actual results will not differ significantly from estimated results. Management bases these judgments on the Company's historical experience, management's forecasts and other available information, as appropriate. The most significant estimates reflected in the financial statements include deferred tax assets and liabilities, income tax accruals, valuation allowance for accounts receivable, unbilled receivables, asset impairments, the valuation of stock options and the valuation of intangible assets and assessments of their useful lives. Actual results could differ from estimated amounts. The Company also makes estimates in determining other ordinary accruals.

Segment Reporting

        The Company has three reportable segments which are operated and managed as strategic business units: Transaction Management, Special Servicing and Surveillance. For more information concerning these business segments, see Note 14.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are due from customers in the normal course of business. Credit decisions are made based on an evaluation of a customer's financial condition. Accounts receivable are generally due within 30 days. Interest is not charged on delinquent payments.

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

Deferred Financing Costs

        The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in "other assets, net" in the accompanying condensed consolidated balance sheets. On February 5, 2007, May 4, 2007 and July 27, 2007, the

Company repaid $5,000,000 of its outstanding term loan balance on each date and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. There were no penalties associated with this repayment. In addition, as a result of the Company's IPO (see Note 1) on March 29, 2006, the Company repaid $70,000,000 of principal on its $150,000,000 term loan and wrote off a proportionate share of the unamortized deferred financing costs associated with the term loan. Losses on extinguishment of $133,900 and $746,002 in connection with these write-offs are reflected in the statements of operations for the nine months ended September 30, 2007 and 2006, respectively, and $43,568 for the three months ended September 30, 2007. Unamortized deferred financing costs at September 30, 2007 and December 31, 2006 were $1,016,927 and $1,287,694, respectively, and are included on the accompanying consolidated balance sheets in "other assets, net."

Escrow and Fiduciary Funds

        The Company maintains segregated bank accounts in trust for the benefit of clients for payments on mortgage loans serviced for clients. The Company also maintains bank accounts for the benefit of borrowers' property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $15,220,430 at September 30, 2007, and have been excluded from the Company's assets and liabilities effective January 1, 2007, because the Company does not have title to or use of the funds. The Company believes this treatment is preferential because it more accurately represents the operations and cash position of the Company.

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

Intangible Assets

        Intangible assets consist of customer relationships, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired, or goodwill. Customer relationships are the value of the specifically acquired customer relationships. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of "Clayton" and the other names that we use. The value of the non-competition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

        Except for goodwill, trade names and trademarks, all intangible assets are stated at cost less accumulated amortization. The costs attributable to the identified intangibles were based on a number of significant assumptions as determined by us and our independent appraisal expert. Identifiable intangible assets with finite lives are amortized under the straight-line method over their applicable estimated useful lives. See Note 6 for additional information concerning the Company's intangible assets.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

        The Company derives most of its revenues from professional service activities. Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Based on aggregate volume of all travel expenses incurred for both corporate purposes and client service activities, the Company is eligible to receive certain retroactive volume discounts from several of its travel providers. Such amounts are accrued as earned, are netted against travel and related expenses and historically have not been material. For the three months ended September 30, 2007 and 2006, pass-through expenses included in revenues were $1,299,181 and $6,301,519, respectively. For the nine months ended September 30, 2007 and 2006, pass-through expenses included in revenues were $10,389,254 and $20,181,307, respectively.

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

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 (see Note 9).

Stock-based Compensation

        The Company adopted the fair value measurement provisions of SFAS No. 123(R), "Share-Based Payment," using the prospective method under which the Company recognizes the compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Note 13.

Concentration of Credit Risk and Significant Customers

        At September 30, 2007, 19.2% and 22.3% of the Company's billed and unbilled receivables were related to its two largest clients, respectively. At December 31, 2006, 23.1% and 29.2% of the Company's billed and unbilled receivables, respectively, were related to its two largest clients.

        For the three months ended September 30, 2007 and 2006, revenue from the Company's largest two clients accounted for an aggregate of 18.9% and 24.1% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended September 30, 2007. Revenue from two clients exceeded 10% of revenue for the three months ended September 30, 2006. This revenue is primarily associated with the Company's surveillance segment in 2007 and the transaction management segment in 2006.

        For the nine months ended September 30, 2007 and 2006, revenue from the Company's largest two clients accounted for an aggregate of 19.1% and 25.7% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the nine months ended September 30, 2007. Revenue from two clients exceeded 10% of revenue for the nine months ended September 30, 2006. This revenue is primarily associated with the transaction management segment.

(Loss) Earnings Per Share

        Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share gives effect to dilutive options, restricted stock awards and units, and other potential common stock outstanding during the period. At September 30, 2007, outstanding options to purchase 1,114,150 common shares were not included in the computation of diluted loss per share for the three and nine month periods ended September 30, 2007 because their inclusion would be antidilutive because the Company incurred net losses in each of these periods. At September 30, 2006, outstanding options to purchase 210,000 and 130,000 common shares had exercise prices in excess of the average market price of common shares for the three and nine month periods ended September 30, 2006 and were not included in the computation of diluted earnings per share for the respective periods because their inclusion would be antidilutive.

        At September 30, 2007, 153,550 shares of restricted stock were excluded from basic weighted average shares of common stock outstanding for the three and nine months ended September 30, 2007 using the treasury stock method. Such shares will be included in basic weighted average shares of common stock outstanding when they are no longer contingent upon the satisfaction of all specified conditions. These shares were also excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2007 because the effect would be antidilutive.

        In addition, at September 30, 2007, 15,476 deferred stock units issued under the Company's Non-Employee Directors' Compensation Plan have not been included in the diluted loss per share calculation for the three and nine months ended September 30, 2007 because their inclusion would have had an antidilutive effect.

        The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations	$(2,619,906)	$(2,619,906)	$3,800,112	$3,800,112
Loss from discontinued operations	(213,096)	(213,096)	(740,214)	(740,214)

Net (loss) income	$(2,833,002)	$(2,833,002)	$3,059,898	$3,059,898

Weighted average number of common shares outstanding	20,957,212	20,957,212	20,536,709	20,536,709
Effect of dilutive shares	—	—	—	775,501

Total weighted average number of common shares outstanding	20,957,212	20,957,212	20,536,709	21,312,210

(Loss) income per share from continuing operations	$(0.13)	$(0.13)	$0.19	$0.18
Loss per share from discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)

Net (loss) income per share	$(0.14)	$(0.14)	$0.15	$0.14

	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations	$(523,311)	$(523,311)	$6,126,308	$6,126,308
Loss from discontinued operations	(4,946,514)	(4,946,514)	(1,792,111)	(1,792,111)

Net (loss) income	$(5,469,825)	$(5,469,825)	$4,334,197	$4,334,197

Weighted average number of common shares outstanding	20,893,416	20,893,416	17,776,603	17,776,603
Effect of dilutive shares	—	—	—	801,523

Total weighted average number of common shares outstanding	20,893,416	20,893,416	17,776,603	18,578,126

(Loss) income per share from continuing operations	$(0.02)	$(0.02)	$0.34	$0.33
Loss per share from discontinued operations	(0.24)	(0.24)	(0.10)	(0.10)

Net (loss) income per share	$(0.26)	$(0.26)	$0.24	$0.23

Adoption of New Accounting Pronouncements

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 (see Note 9).

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

Foreign Currency Translation

        The functional currency for Clayton's foreign operations is the local currency. The Company translates income statement amounts at average exchange rates for the period, and assets and liabilities are translated at end-of-period exchange rates. These translation adjustments are recorded in Accumulated Other Comprehensive Income, a separate component of Stockholders' Equity, in the Company's consolidated balance sheets. Exchange gains and losses on intercompany foreign currency transactions of a long-term nature are reported in Accumulated Other Comprehensive Income. Other exchange gains and losses are reported in (loss)/income.

Reclassifications

        Certain reclassifications have been made to prior periods' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 3—Recent Transactions

Acquisition of Euro Risk Management Limited, Bristol

        On April 10, 2007, the Company completed the acquisition of Euro Risk Management Limited, Bristol, (subsequently renamed Clayton Euro Risk ("CER")) a credit and risk consultancy operating in the United Kingdom, Italy and Holland for an aggregate purchase price of $2,959,829. Dependant on the exchange rate at the time of payment, the purchase price may be increased by up to an additional

$2,500,000 based on future earnings. Any increase in the purchase price will be recorded as additional goodwill. This acquisition was not presented on a pro forma basis because it was not deemed to be material.

        The purchase price was allocated as follows:

Accounts receivable	$1,193,508
Goodwill	163,298
Intangible assets—customer relationships	2,368,689
Intangible assets—noncompetition agreement	198,383
Liabilities assumed	(964,049)

$2,959,829

Asset Purchase from M R Network I, Ltd.

        On February 3, 2006, the Company entered into an asset purchase agreement through a subsidiary pursuant to which the subsidiary acquired substantially all of the assets and assumed certain liabilities of M R Network I, Ltd. (formerly d/b/a Mortgage Resource Network and thereafter d/b/a Clayton Lender Solutions, Inc. ("CLS")) for an aggregate purchase price of $5,344,970. This acquisition was not presented on a pro forma basis because it was not deemed to be material.

        The purchase price was allocated as follows:

Accounts receivable	$952,943
Prepaid expenses	19,030
Property and equipment	957,792
Goodwill	3,558,177
Intangible assets—customer relationships	771,000
Intangible assets—noncompetition agreement	74,000
Deposit	25,986
Liabilities assumed	(1,013,958)

$5,344,970

Discontinued Operations

        On March 28, 2007, the Company's Board of Directors approved the recommendation of management that it discontinue the operations of CLS. The pre-tax charge recorded during the first quarter of 2007 in connection with the CLS shutdown was $4,735,777 ($2,944,706, after tax) and consisted of a pre-tax non-cash impairment charge related to the impairment of goodwill, intangible assets and property and equipment. During the second and third quarters of 2007, the Company recorded an aggregate of $558,638 in pre-tax ($458,517, after tax) adjustments to the previously estimated loss on disposal which consisted of facility closure costs and the write off of property and equipment. CLS ceased operations on June 30, 2007.

        In accordance with SFAS No. 144, any component of the Company's business that is disposed of or is classified as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, the Company has classified the results of operations of CLS as discontinued operations in the consolidated statement of operations and has restated prior periods.

        Summarized financial information for CLS (discontinued operations) is set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$1,974	$1,796,975	$741,600	$4,986,640
Operating loss	(79,816)	(957,260)	(2,251,312)	(2,735,793)
Income tax expense (benefit)	58,058	(216,433)	(752,000)	(978,152)
Net loss	(140,298)	(740,214)	(1,543,292)	(1,792,111)
Loss on disposal, net of tax	(72,798)	—	(3,403,222)	—
December 31, 2006
Net property and equipment	$743,117
Goodwill	3,558,177
Other intangibles	713,642

Total assets of discontinued operations	$5,014,936

        At December 31, 2006, liabilities of discontinued operations represent deferred rent.

Note 4—Cash, Cash Equivalents and Restricted Cash

        At September 30, 2007 and December 31, 2006, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007, and December 31, 2006, the cash balances exceeded $100,000 by $27,501,758 and $31,862,444, respectively, including restricted cash at December 31, 2006.

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following:

	September 30, 2007	December 31, 2006
Computer and office equipment	$11,326,780	$10,013,262
Software	18,634,881	17,461,869
Furniture and fixtures	3,496,961	3,105,350
Leasehold improvements	2,726,105	1,814,635
Website	280,317	280,317
Automobiles	108,883	112,336

	36,573,927	32,787,769
Less accumulated depreciation and amortization	20,223,634	13,748,487

	16,350,293	19,039,282
Construction in progress	—	65,925
Software under development	640,463	516,542

	$16,990,756	$19,621,749

        Included in software at September 30, 2007 and December 31, 2006, is $11,170,839 and $10,383,256, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

        For the three months ended September 30, 2007 and 2006 depreciation and amortization expense charged to operations was $2,362,264 and $2,069,101, respectively. For the nine months ended September 30, 2007 and 2006 depreciation and amortization expense charged to operations was $6,849,872 and $5,434,829, respectively.

Note 6—Goodwill and Other Intangible Assets

        As of September 30, 2007 and December 31, 2006, intangible assets not subject to amortization consisted of goodwill of $70,011,299 and $69,843,468, respectively, and trade names and trademarks of $15,504,917.

        At September 30, 2007, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$38,834,447	$6,525,426	$32,309,021
Staffing services	4,300,000	1,361,667	2,938,333
Portfolio management	10,008,599	3,314,459	6,694,140
Client backlog	2,146,200	1,440,031	706,169
Technology	26,842,900	17,115,021	9,727,879
Noncompetition agreements	3,698,840	2,298,447	1,400,393
Patent	20,452	13,371	7,081

	$85,851,438	$32,068,422	$53,783,016

        At December 31, 2006, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,887,037	$31,512,963
Staffing services	4,300,000	1,039,167	3,260,833
Portfolio management	10,008,599	2,548,308	7,460,291
Client backlog	2,146,200	1,118,101	1,028,099
Technology	26,842,900	13,088,586	13,754,314
Noncompetition agreements	3,494,950	1,734,880	1,760,070
Patent	20,452	8,259	12,193

	$83,213,101	$24,424,338	$58,788,763

        In connection with the CLS shutdown, in March 2007 the Company recorded an impairment charge of $4,735,777 to reflect the write-off of goodwill and intangible assets.

        In December 2006, the Company recorded an impairment charge of $279,458 to reflect the write-off of certain customer relationships associated with portfolio management.

        Amortization expense for the three months ended September 30, 2007 and 2006 was $2,572,498 and $2,541,870, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $7,641,483 and $7,625,592, respectively.

        Annual impairment tests were conducted in June 2007, and there was no impairment to goodwill or intangibles. In October 2007, due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of mortgage loan and securitization activity for 2008 and 2009, the Company concluded that its goodwill and other intangible assets will be re-tested for impairment in the fourth quarter of 2007. The Company will engage a third-party expert to assist with this valuation.

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	September 30, 2007	December 31, 2006
Term loans	$49,148,755	$64,598,998
Capital lease obligations	422,730	753,201

Total long-term debt	49,571,485	65,352,199
Less current portion	668,357	928,633

Long-term debt, net of current portion	$48,903,128	$64,423,566

Credit Agreement

        On December 8, 2005 the Company entered into a credit agreement (the "Credit Agreement") with a financial institution. The Credit Agreement provided the Company with a $150,000,000 term loan, all of which was funded at closing, and a $40,000,000 revolving credit facility, none of which was funded at closing. Subject to the agreement of the lenders to increase their commitments, the Company had the option to borrow up to an additional $10,000,000 under the revolving credit facility, for an aggregate revolving credit facility of $50,000,000. On January 11, 2006, and April 28, 2006, the Company exercised its option and amended the Credit Agreement to increase the revolving credit facility by $5,000,000 on each date, such that the Company had an aggregate revolving credit facility of $50,000,000 as of, and subsequent to, April 28, 2006.

        After the Company's initial public offering was completed on March 29, 2006 the Company repaid $70,000,000 of the $150,000,000 outstanding term loan balance without incurring any prepayment penalty. In addition, $7,400,000 which was outstanding under the revolving credit facility was repaid. In February, May and July of 2007, the Company prepaid $5,000,000 outstanding under the term loan on each date.

        The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $124,743 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting accounts receivable and making disbursements to support operations.

        The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants which, among other matters, require the Company to maintain certain interest coverage, fixed charge and total leverage ratios. These covenants became effective on March 31, 2006. The Company is in compliance with these covenants as of September 30, 2007. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

        On March 15, 2007, the terms of the Credit Agreement were amended. The amendment lowered the interest rate on borrowings under the Credit Agreement to the applicable London interbank offered rate ("LIBOR") plus 1.75%, or Prime Rate plus 0.75%, at the Company's option. Prior to the amendment, loans under the Credit Agreement bore interest at LIBOR plus 3.00% or Prime rate plus 2.00%, at the Company's option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined in the Credit Agreement.

        At September 30, 2007 and December 31, 2006, the revolving credit facility had no outstanding balance and there was an outstanding balance of $49,148,755 and $64,598,998, respectively, under the term loan with an interest rate of 7.55% and 8.55%, respectively.

Capitalized Lease Obligations

        At September 30, 2007, the Company leased $707,123 of equipment under agreements accounted for as capital leases with accumulated depreciation of $409,742. The obligations for the equipment require the Company to make monthly payments through March 2011, with implicit interest rates from 7.06% to 19.06%.

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

Note 9—Income Taxes

        On January 1, 2007, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company recognized an increase of $1,800,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's unrecognized tax benefits, which are included in "other long-term liabilities," totaled $1,943,000, all of which would impact the effective income tax rate if recognized. At September 30, 2007, the Company had $2,362,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The increase since adoption of FIN 48 was principally due to a change in the amount of recognizable benefit for the third quarter and first nine months of 2007 that related to certain income tax matters.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $64,000 for the payment of interest and penalties at January 1,

2007, which is included as a component of the $1,800,000 unrecognized tax benefit noted above. Included in the amount of unrecognized tax benefits as of the date of adoption and at September 30, 2007, were $76,000 and $130,000, respectively, of interest and penalties.

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

        For the three months ended September 30, 2007 and 2006, rent expense was approximately $1,172,525 and $878,337, respectively. For the nine months ended September 30, 2007 and 2006, rent expense was approximately $3,628,861 and $2,718,474, respectively.

Litigation

        In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which, in management's opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 11—Common Stock

        Prior to the initial public offering, the Company's outstanding capital stock consisted of: (i) 3,281,607 shares of common stock, par value $0.01 per share; (ii) 357,020 shares of Class B common stock, par value $0.01 per share; (iii) 8,825,241 shares of Series A Convertible Preferred Stock, par value $0.01 per share; and (iv) 24,185,493 shares of Series B Convertible Preferred Stock, par value $0.01 per share.

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

        On March 29, 2006, in connection with the Company's initial public offering, the Fourth Amended and Restated Certificate of Incorporation, which was adopted by the stockholders prior to the initial public offering, was filed with the State of Delaware. The Company's Certificate of Incorporation was amended to change the authorized capital stock of the Company from an aggregate of 160,000,000 shares, consisting of (a) 69,673,021 shares of preferred stock, par value $0.01 per share, consisting of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series A Redeemable Preferred Stock and Series B Redeemable Preferred Stock, (b) 80,326,979 shares of common stock, consisting of common stock and Class B common stock, and (c) 10,000,000 shares of undesignated preferred stock to a total of 160,000,000 shares of capital stock consisting of (i) 150,000,000 shares of common stock, par value $0.01 per share, and (ii) 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.

        All share information has been adjusted to reflect a 1-for-4 reverse stock split of common stock and Class B common stock, which was consummated on March 1, 2006.

        At September 30, 2007, the Company had 150,000,000 shares of common stock authorized, of which 21,115,002 and 20,688,556 were issued and outstanding at September 30, 2007, and December 31, 2006, respectively.

Note 12—Related Party Transactions

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

        The Company's chief executive officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity's audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and professional staffing services to this entity. For the three and nine months ended September 30, 2007, the Company received no revenues from this entity. For the three and nine months ended September 30, 2006, the Company received revenues from this entity of $27,375.

        The Company has contracts to perform services for portfolios managed by a stockholder. Revenues generated from the contracts for the three months ended September 30, 2007 and 2006 were approximately $36,484 and $162,698, respectively. Revenues generated from the contracts for the nine months ended September 30, 2007 and 2006 were approximately $131,649 and $476,421, respectively. Accounts receivable from this party at September 30, 2007 and December 31, 2006, were $5,070 and $141,056, respectively. Certain of these contracts were cancelled effective December 31, 2006.

Note 13—Stock Plans

        On January 26, 2006, the Company's Board of Directors approved the adoption of the Company's 2006 Stock Option and Incentive Plan ("2006 Option Plan"), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company's capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award. The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years. The Company issues new shares upon the exercise of stock options. Cash received upon the exercise of options for the nine months ended September 30, 2007 and 2006 was $960,479 and $81,706, respectively.

        Changes in options outstanding during the nine months ended September 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007	1,470,774	$6.33
Granted	27,500	12.58
Exercised	272,896	3.49
Forfeited	107,938	10.07
Expired	3,290	7.64

Options outstanding, September 30, 2007	1,114,150	$6.81

Weighted average fair value of options granted for the nine months ended September 30, 2007		$6.03
Options available for future grant at September 30, 2007		1,626,360

        The intrinsic value of options exercised during the nine months ended September 30, 2007 was approximately $4,300,000.

        Changes in unvested restricted stock outstanding during the nine months ended September 30, 2007 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value at September 30, 2007
Unvested shares outstanding, January 1, 2007	—	$—	$—
Granted	165,000	18.48	1,321,650
Vested	—	—	—
Cancelled or forfeited	11,450	18.48	—

Unvested shares outstanding, September 30, 2007	153,550	$18.48	$1,252,364

        The Company recorded compensation expense of approximately $159,000 and $436,000 related to restricted stock for the three and nine months ended September 30, 2007, respectively. In addition, the Company will recognize approximately $2,300,000 of expense related to these grants over the remaining vesting period of such shares of 3.3 years.

        During the nine months ended September 30, 2007, the Company granted 15,476 deferred stock awards to members of its Board of Directors under the Company's Non-Employee Directors' Deferred Compensation Plan. The Company recorded compensation expense of approximately $68,000 and $125,000 related to these awards for the three and nine months ended September 30, 2007. In addition, the Company will recognize approximately $145,000 of expense related to these grants over the remaining vesting period of such awards.

        The following table summarizes information about stock options at September 30, 2007:

	September 30, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life (yrs.)	Aggregate Intrinsic Value as of September 30, 2007	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value as of September 30, 2007
$0.98 - 0.98	139,935	7.16	$984,364	132,732	$0.98	$933,695
4.00 - 6.00	605,791	7.48	1,383,296	546,112	5.73	1,258,265
6.36 - 8.01	193,154	8.10	236,657	118,552	6.78	155,044
12.34 - 17.00	139,708	8.71	—	48,857	14.21	—
18.46 - 21.38	35,562	9.05	—	4,665	19.38	—

	1,114,150	7.75	$2,604,317	850,918	$6.81	$2,347,004

        The weighted average contractual life of options exercisable at September 30, 2007 was 7.56 years.

        The weighted average fair value of options granted during the nine months ended September 30, 2006 was $5.63. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was approximately $10,891,000 and $7,420,000, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock Based Compensation" which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board ("APB") Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which expresses views of the SEC staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees. On January 1, 2006 the Company adopted SFAS No. 123(R), and it did not have a material impact on the Company's financial statements.

        The Company completed its initial public offering on March 29, 2006. According to the provisions of incentive stock option agreements between the Company and its employees, the vesting term for certain options outstanding as of the date of the IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee's specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. Therefore, on March 29, 2006 the Company recognized $611,696 of additional compensation expense from this accelerated vesting.

        The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock based compensation awards granted. The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected life (in years)	7.0	6.5 - 7.5
Risk-free interest rate	4.5%	4.6 - 5.1%
Volatility	25 - 62%	25 - 28%
Dividend	0%	0%

        For the three months ended September 30, 2007 and 2006 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $167,000 and $170,000, respectively. For the nine months ended September 30, 2007 and 2006 the Company recognized expenses related to stock option grants of approximately $474,000 and $1,024,000, respectively. In addition, the Company will recognize approximately $877,000 of expense related to these grants over the remaining vesting period of such options. This expense is expected to be recognized over a weighted-average period of 2.3 years.

Note 14—Segment Information

Reportable Segments

        The Company has organized its business portfolio into three reportable segments to reflect its business strategy. The Company measures and evaluates its reportable segments based on segment operating income. The Company accounts for intersegment transactions at cost. Segment operating income is equal to gross profit less direct selling, general and administrative expenses. The Company's segments and their principal activities consist of the following:

Transaction Management

        The transaction management segment provides a full range of outsourced transaction management services to clients, including:

  •
  due diligence services—assisting loan buyers and sellers in making decisions on how they price portfolios and manage risk;

  •
  conduit support services—providing the technology and systems required to manage key aspects of a buyer's loan acquisition pipeline, including overall process management, due diligence, fulfillment, funding and integration with third-party service providers;

  •
  compliance products and services—providing proprietary compliance testing engine through the High Cost Analyzer suite to market participants including loan originators;

  •
  professional staffing services—providing access to qualified, independent mortgage loan professionals to clients to augment their staffs on both a long- and short-term basis; and

  •
  consulting services—providing advice to clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement.

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

        The following tables provide operating financial information for the Company's three reportable segments:

	For the Three Months Ended September 30, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$17,974,565	$3,011,470	$10,332,390	$31,318,425
Depreciation and amortization	3,277,653	465,337	1,191,772	4,934,762
Segment operating income	3,074,007	760,117	6,372,118	10,206,242
Capital expenditures	460,251	—	9,960	470,211
	For the Three Months Ended September 30, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$47,182,322	$3,052,895	$8,937,064	$59,172,281
Depreciation and amortization	3,516,265	348,521	746,185	4,610,971
Segment operating income	13,631,988	990,067	5,327,838	19,949,893
Capital expenditures	570,850	52,474	2,169	625,493
	For the Nine Months Ended September 30, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$85,937,691	$7,191,378	$34,694,980	$127,824,049
Depreciation and amortization	9,915,049	1,292,083	3,284,223	14,491,355
Segment operating income	19,847,267	849,031	20,841,365	41,537,663
Capital expenditures	3,263,268	12,526	24,527	3,300,321
	For the Nine Months Ended September 30, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$138,961,195	$9,371,692	$24,681,375	$173,014,262
Depreciation and amortization	10,117,522	968,463	1,974,436	13,060,421
Segment operating income	32,495,873	4,287,782	14,434,522	51,218,177
Capital expenditures	4,284,316	240,316	158,105	4,682,737

        The following tables are reconciliations of certain segment items to the total consolidated amount:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Segment Operating Income:
Total consolidated segment operating income	$10,206,242	$19,949,893	$41,537,663	$51,218,177
Direct selling, general and administrative expenses	3,436,506	2,704,160	9,583,200	8,419,683

Consolidated reported gross profit	$13,642,748	$22,654,053	$51,120,863	$59,637,860

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Capital Expenditures:
Total segment capital expenditures	$470,211	$625,493	$3,300,321	$4,682,737
General capital expenditures	30,611	582,475	1,200,178	1,875,147

Consolidated capital expenditures	$500,822	$1,207,968	$4,500,499	$6,557,884

	September 30, 2007	December 31, 2006
Assets:
Transaction Management	$79,863,971	$114,404,020
Special Servicing	8,650,427	21,035,477
Surveillance	45,925,746	45,015,815

Total segment assets	134,440,144	180,455,312
General assets	90,121,750	82,457,279

Consolidated reported assets	$224,561,894	$262,912,591

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

        This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

  •
  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry; and,

  •
  investors' growing demand for operational risk assessment and loan performance data.

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

        The volume of non-agency MBS securitizations and non-conforming mortgage loan originations will likely be lower in 2007 than in 2006. In 2007, the non-conforming mortgage sector has been characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination volumes, downgrades by credit rating agencies, decreasing liquidity in the secondary mortgage market and reductions in personnel, among others. In addition, many industry participants project that the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2008 than 2007. In response to the current environment, we are optimizing our organizational structure by reducing operating costs, including a reduction in the number of employees and the closure of certain operating locations. Should the market continue to deteriorate and result in significantly decreased revenues, additional reductions to our operating costs could result. We do believe the non-agency MBS securitizations and non-conforming mortgage loan markets will experience moderate growth over the long term; however, the timing and magnitude of this growth is uncertain. While we expect these conditions may impact our earnings in the near term, we believe that the challenges facing the industry could ultimately benefit us. We believe there will be continued demand for new loan products and increased home ownership driven in part by first-time homeowners, minorities and immigrants. In addition, we believe MBS investors and regulators will seek additional transparency, independence and disclosure relating to data provided on the loans collateralizing MBS's, which could increase demand for our services over the long term.

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

        In preparing our financial statements in conformity with US GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure you that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, management's forecasts and other available information, as appropriate.

        Our most critical accounting policies, which reflect significant management estimates and judgment in determining reported amounts in the consolidated financial statements, are as follows:

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

        We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenue. Revenue recognized, but not yet billed to clients, has been recorded as unbilled receivables in the Company's consolidated balance sheets.

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock Based Compensation" which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. On January 1, 2006 we adopted SFAS No. 123(R) and it did not have a material impact on our financial statements.

        According to the provisions of our incentive stock option agreements, the vesting term for certain options outstanding as of the date of our IPO accelerated by either one year or twenty percent, varying in accordance with the terms of the employee's specific incentive stock option agreement. In addition, 130,208 of performance based options became immediately vested. As a result, on March 29, 2006, we recognized $611,696 of additional compensation expense from this accelerated vesting.

        We granted options to purchase 27,500 shares in the nine months ended September 30, 2007 with an average exercise price of $12.58 per share.

        On January 30, 2007, we granted 165,000 shares of restricted stock at the closing stock price on that day of $18.48 per share.

        During the nine months ended September 30, 2007, we granted 15,476 deferred stock units to members of our Board of Directors under the Non-Employee Directors' Deferred Compensation Plan.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Intangible Assets

        Intangible assets consist of customer relationships, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired, or goodwill. Customer relationships are the value of the specifically acquired customer relationships. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of "Clayton" and the other names that we use. The value of the non-competition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

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

        We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). Annual impairment tests were conducted for Clayton Services and CFIS in June 2007 and there was no impairment to goodwill or intangibles with indefinite lives of either entity.

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

        Annual impairment tests were conducted in June 2007, and there was no impairment to goodwill or intangibles. In October 2007, due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of mortgage loan and securitization activity for 2008 and 2009, we concluded that our goodwill and other intangible assets will be re-tested for impairment in the fourth quarter of 2007. We will engage a third-party expert to assist with this valuation.

Income Taxes

        Our effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies. Significant management judgment is required in determining the effective tax rate and in evaluating our tax position.

        Our accompanying Condensed Consolidated Balance Sheets include certain deferred tax assets resulting from deductible temporary differences, which are expected to reduce future taxable income. These assets are based on management's estimate of realizability based upon forecasted taxable income.

Realizability of these assets is reassessed at the end of each reporting period based upon our forecast of future taxable income and available tax planning strategies, and may result in the recording of a valuation reserve. Failure to achieve forecasted taxable income could affect the ultimate realization of certain deferred tax assets.

        The Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 (see Note 9).

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

Revenue

        We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

        Our transaction management services are provided under "time-and-materials" or per file billing arrangements. Under "time-and-materials" arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our consolidated balance sheets. For the three months ended September 30, 2007 and 2006, transaction management revenue accounted for 57.4% and 79.7%, respectively, of total revenue. For the nine months ended September 30, 2007 and 2006, transaction management revenue accounted for 67.2% and 80.3%, respectively, of total revenue.

        Our surveillance and special servicing services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. These fees are recognized each month as services are rendered. Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis as well as incentive fees. For the three months ended September 30, 2007 and 2006, surveillance services revenue accounted for 33.0% and 15.1%, respectively, of total revenue. For the nine months ended September 30, 2007 and 2006, surveillance services revenue accounted for 27.1% and 14.3%, respectively, of total revenue. For the three months ended September 30, 2007 and 2006, special services revenue accounted for 9.6% and 5.2%, respectively, of total revenue. For the nine months ended September 30, 2007 and 2006, special services revenue accounted for 5.6% and 5.4%, respectively, of total revenue.

        For the three months ended September 30, 2007 and 2006, revenue from our largest two clients accounted for an aggregate of 18.9% and 24.1% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the three months ended September 30, 2007. Revenue from two clients exceeded 10% of revenue for the three months ended September 30, 2006. This revenue is primarily associated with our surveillance segment in 2007 and our transaction management segment in 2006.

        For the nine months ended September 30, 2007 and 2006, revenue from our largest two clients accounted for an aggregate of 19.1% and 25.7% of total revenue, respectively. Revenue from one client exceeded 10% of revenue for the nine months ended September 30, 2007. Revenue from two clients exceeded 10% of revenue for the nine months ended September 30, 2006. This revenue is primarily associated with our transaction management segment.

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

Travel and Related Expenses

        Travel and related expenses consist of expenses incurred in enabling employees and independent loan review specialists to travel to clients' sites and are comprised of airfare, hotel and car rental expenses. A majority of these expenses is either directly billed to clients or included in the per file rates charged. As such, these expenses are directly or indirectly included in our revenue.

Other Direct Costs

        Other direct costs include the cost of third-party mortgage loan services (primarily collateral appraisal fees), outside support for our compliance services used in connection with our loan reviews, independent loan review specialist training and miscellaneous non-billable transaction costs.

Operating Expenses

        Operating expenses primarily consist of corporate overhead costs not directly associated with a specific transaction or contract, such as salaries and benefits, marketing and administrative expenses, professional fees and depreciation and amortization expenses.

        In connection with becoming a public company, we have incurred significant additional operating expenses such as increased audit fees, professional fees, directors and officers' insurance costs, compensation for our board of directors, and expenses related to hiring additional personnel and expanding our administrative functions. Many of these expenses either were not incurred or were incurred at a lower level by us as a private company.

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

        Annual impairment tests were conducted in June 2007, and there was no impairment to goodwill or intangibles. In October 2007, due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of mortgage loan and securitization activity for 2008 and 2009, we concluded that our goodwill and other intangible assets will be re-tested for impairment in the fourth quarter of 2007. We will engage a third-party expert to assist with this valuation.

Net Interest Expense

        Net interest expense consists of interest paid on our debt net of interest received on our cash balances.

        Interest expense for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006, primarily consisted of interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit. Interest expense for the nine months ended September 30, 2006 included interest on our revolving line of credit in addition to interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit. Our term loan had a balance at December 31, 2006 of $64,598,998, and $49,148,755 at September 30, 2007. Our term loan had a balance of $150,000,000 at December 31, 2005, and $79,799,499 at September 30, 2006.

Loss from Extinguishment of Debt

        Due to the prepayment of $15,000,000 on our term loan during the nine months ended September 30, 2007, we wrote-off a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $45,043 during the first quarter of 2007, $45,289 during the second quarter of 2007 and $43,568 during the third quarter of 2007.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2007 and 2006

Revenue

        Our consolidated revenue was $31.3 million for the three months ended September 30, 2007, a decrease of $27.9 million or 47.1%, compared to revenue of $59.2 million for the three months ended September 30, 2006. The decrease was primarily due to reduced due diligence, conduit and staffing services revenues, partially offset by an increase in surveillance revenue and the acquisition of Euro Risk Management, Limited, Bristol (subsequently renamed Clayton Euro Risk ("CER")). Our total revenue per loan increased by 63.0%, as our non-loan related surveillance, special servicing, CER and consulting businesses increased as a percentage of overall revenues. The number of loans serviced during the three months ended September 30, 2007 decreased by 67.5% as compared to fiscal 2006, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, as a result of the weak non-conforming mortgage and MBS markets during the quarter. Revenues per loan in our core due diligence business decreased by 9.8% due to a significant increase in the percentage of loans serviced in our centralized underwriting facility, and an increase in the prevalence of compliance reviews during the quarter, which are billed at a lower rate than credit and compliance reviews.

Transaction Management

        Transaction management revenue was $18.0 million for the three months ended September 30, 2007, a decrease of $29.2 million or 61.9%, compared to revenue of $47.2 million for the three months ended September 30, 2006. The decrease was primarily due to a 67.5% reduction in loans serviced, due to the weak non-conforming mortgage and MBS markets during the quarter.

Special Servicing

        Special servicing revenue was $3.0 million for the three months ended September 30, 2007, a decrease of $0.1 million or 3.2%, compared to revenue of $3.1 million for the three months ended September 30, 2006. The decrease was primarily due to the termination of a tax lien servicing contract during the third quarter of 2006 and reduced incentive and monthly fees from our non-performing loan servicing contracts.

Surveillance

        Surveillance revenue was $10.3 million for the three months ended September 30, 2007, an increase of $1.4 million or 15.7%, compared to revenue of $8.9 million for the three months ended September 30, 2006. The increase was primarily due to an increase in our putback review business and an increase in the value of assets monitored.

Cost of Services

        Our cost of services was $17.7 million for the three months ended September 30, 2007, a decrease of $18.8 million or 51.5%, compared to cost of services of $36.5 million for the three months ended September 30, 2006. This decrease was attributable to the specific factors discussed below.

        Compensation Expense.    Compensation expense was $15.3 million for the three months ended September 30, 2007, a decrease of $12.8 million or 45.6%, compared to compensation expense of $28.1 million for the three months ended September 30, 2006. The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

        Travel and Related Expenses.    Travel and related expenses were $1.3 million for the three months ended September 30, 2007, a decrease of $5.0 million or 79.4%, compared to travel and related expenses of $6.3 million for the three months ended September 30, 2006. The decrease was primarily due to reduced field due diligence loan volumes and staffing services engagements. Travel expenses per loan decreased by 36.5% due to an increase in the percentage of loans serviced in our centralized underwriting facility and a reduction in non-loan related staffing travel.

        Other Direct Costs.    Other direct costs were $1.1 million for the three months ended September 30, 2007, a decrease of $1.0 million or 47.6%, compared to other direct costs of $2.1 million for the three months ended September 30, 2006. The decrease was primarily due to reduced third-party appraisal vendor fees due to reduced due diligence volumes.

Operating Expenses

        Operating expenses were $16.7 million for the three months ended September 30, 2007, an increase of $2.0 million or 13.6%, compared to operating expenses of $14.7 million for the three months ended September 30, 2006. This increase was attributable to the specific factors discussed below.

        Salaries and Benefits.    Salaries and benefits were $5.6 million for the three months ended September 30, 2007, an increase of $0.2 million or 3.7%, compared to salaries and benefits of $5.4 million for the three months ended September 30, 2006. This increase was primarily due to an increase in information technology and business development compensation expense, severance expense, and stock-based compensation expense related to restricted stock grants in the first quarter. These increases were partially offset by reduced bonus expense due to the weaker financial results.

        Other Selling, General and Administrative Expenses.    Other selling, general and administrative expenses were $6.2 million for the three months ended September 30, 2007, an increase of $1.5 million or 31.9%, as compared to selling, general and administrative expenses of $4.7 million for the three months ended September 30, 2006. This increase was due to higher professional fees, bad debt expense, and occupancy expenses, due to the relocation of the Tampa centralized underwriting operations to a new facility, and due to expenses from CER, which was acquired in April 2007.

        Depreciation and Amortization.    Depreciation and amortization was $2.3 million for the three months ended September 30, 2007, an increase of $0.2 million or 9.5%, compared to depreciation and amortization of $2.1 million for the three months ended September 30, 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

        Amortization of Intangibles.    Amortization of intangibles was $2.6 million for the three months ended September 30, 2007, an increase of $0.1 million or 4.0%, compared to depreciation and amortization of $2.5 million for the three months ended September 30, 2006. This increase was primarily due to the amortization of intangible assets acquired in connection with the acquisition of CER.

Interest Expense, net

        Interest expense, net was $0.9 million for the three months ended September 30, 2007, a decrease of $0.8 million or 47.1%, compared to interest expense, net of $1.7 million for the three months ended September 30, 2006. Interest expense is net of interest income of $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively. This decrease was due to reduced borrowings on our term loan, a reduction of the interest rate on our term loan and increased interest income due to higher cash balances during the three months ended September 30, 2007. See "—Liquidity and Capital Resources."

Loss from Extinguishment of Debt

        For the three months ended September 30, 2007, we recognized a loss from extinguishment of debt of $0.04 million due to the write-off of debt issuance costs as a result of a $5.0 million prepayment during this period. See "—Liquidity and Capital Resources."

Income Taxes

        Income taxes for the three months ended September 30, 2007, were a benefit of $1.3 million, compared to expense of $2.4 million for the three months ended September 30, 2006. This change was primarily due to changes in taxable income and our effective tax rate.

Discontinued Operations

        On March 28, 2007, we committed to discontinue the operations of CLS. Results for the three months ended September 30, 2007 include a pre-tax loss on disposal of $0.1 million, relating to facility closure costs. CLS operating results for the three months ended September 30, 2007 included an operating loss of $0.1 million, a pre-tax loss of $0.1 million and a net loss of $0.1 million. CLS operating results for the three months ended September 30, 2006 included revenue of $1.8 million, an operating loss of $0.9 million, a pre-tax loss of $1.0 million, an income tax benefit of $0.3 million and a net loss of $0.7 million.

Comparison of Nine Month Periods Ended September 30, 2007 and 2006

Revenue

        Our consolidated revenue was $127.8 million for the nine months ended September 30, 2007, a decrease of $45.2 million or 26.1%, compared to revenue of $173.0 million for the nine months ended September 30, 2006 The decrease was primarily due to reduced due diligence, conduit, special servicing and staffing services revenues, partially offset by an increase in surveillance revenue and the acquisition of CER. Our total revenue per loan increased by 26.9%, as revenues from our non-loan related surveillance and consulting businesses increased as a percentage of overall revenues. The number of loans serviced during the nine months ended September 30, 2007, decreased by 41.8% as compared to fiscal 2006, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, as a result of the weak subprime market during the period. Revenues per loan in our core due diligence business decreased by 1.4% as an increase in the percentage of loans serviced in our centralized underwriting facility offset an increase in non-loan related special due diligence projects involving distressed lenders.

Transaction Management

        Transaction management revenue was $85.9 million for the nine months ended September 30, 2007, a decrease of $53.1 million or 38.2%, compared to revenue of $139.0 million for the nine months ended September 30, 2006. The decrease was primarily due to a 41.8% reduction in loans serviced, due to the weak non-conforming mortgage and MBS markets during the period.

Special Servicing

        Special servicing revenue was $7.2 million for the nine months ended September 30, 2007, a decrease of $2.2 million or 23.4%, compared to revenue of $9.4 million for the nine months ended September 30, 2006. The decrease was primarily due to the termination of a tax lien servicing contract during the third quarter of 2006, and reduced incentive and monthly fees from our non-performing loan servicing contracts.

Surveillance

        Surveillance revenue was $34.7 million for the nine months ended September 30, 2007, an increase of $10.1 million or 41.1%, compared to revenue of $24.6 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in the value of assets monitored and an increase in our putback review business.

Cost of Services

        Our cost of services was $76.7 million for the nine months ended September 30, 2007, a decrease of $36.7 million or 32.4%, compared to cost of services of $113.4 million for the nine months ended September 30, 2006. This decrease was attributable to the specific factors discussed below.

        Compensation Expense.    Compensation expense was $61.2 million for the nine months ended September 30, 2007, a decrease of $24.5 million or 28.6%, compared to compensation expense of $85.7 million for the nine months ended September 30, 2006. The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

        Travel and Related Expenses.    Travel and related expenses were $10.4 million for the nine months ended September 30, 2007, a decrease of $9.8 million or 48.5%, compared to travel and related expenses of $20.2 million for the nine months ended September 30, 2006. The decrease was primarily due to reduced field due diligence loan volumes and staffing services engagements. Travel expenses per loan decreased by 11.6% due to an increase in the percentage of loans serviced in our centralized underwriting facility.

        Other Direct Costs.    Other direct costs were $5.1 million for the nine months ended September 30, 2007, a decrease of $2.4 million or 32.0%, compared to other direct costs of $7.5 million for the nine months ended September 30, 2006. The decrease was primarily due to reduced third-party appraisal vendor fees due to reduced due diligence volumes.

Operating Expenses

        Operating expenses were $48.4 million for the nine months ended September 30, 2007, an increase of $6.0 million or 14.2%, compared to operating expenses of $42.4 million for the nine months ended September 30, 2006. This increase was attributable to the specific factors discussed below.

        Salaries and Benefits.    Salaries and benefits were $16.8 million for the nine months ended September 30, 2007, an increase of $1.2 million or 7.7%, compared to salaries and benefits of $15.6 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in information technology, business development, executive and accounting compensation expense, partially offset by reduced bonus expense due to the weaker financial results and reduced stock-based compensation expense, as the nine months ended September 30, 2006 included expense related to the acceleration of vesting of stock options following the Company's IPO.

        Other Selling, General and Administrative Expenses.    Other selling, general and administrative expenses were $17.2 million for the nine months ended September 30, 2007, an increase of $3.4 million or 24.6%, as compared to selling, general and administrative expenses of $13.8 million for the nine months ended September 30, 2006. This increase was due to higher occupancy expenses, due to the relocation of the Tampa centralized underwriting operations to a new facility, increased professional fees, bad debt, telecommunications, insurance and travel expenses and due to expenses from CER, which was acquired in April 2007. These increases were partially offset by reduced recruiting expenses.

        Depreciation and Amortization.    Depreciation and amortization was $6.8 million for the nine months ended September 30, 2007, an increase of $1.4 million or 25.9%, compared to depreciation and amortization of $5.4 million for the nine months ended September 30, 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

        Amortization of Intangibles.    Amortization of intangibles was $7.6 million for the nine months ended September 30, 2007 and 2006.

Interest Expense, net

        Interest expense, net was $3.1 million for the nine months ended September 30, 2007, a decrease of $3.4 million or 52.3%, compared to interest expense, net of $6.5 million for the nine months ended September 30, 2006. Interest expense is net of interest income of $0.5 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. This decrease was due to reduced borrowings on our term loan and, to a lesser extent, reduced borrowings on our line of credit and a reduction of the interest rate on the term loan and increased interest income due to higher cash balances during the nine months ended September 30, 2007. See "—Liquidity and Capital Resources."

Loss from Extinguishment of Debt

        For the nine months ended September 30, 2007, we recognized a loss from extinguishment of debt of $0.1 million due to the write-off of debt issuance costs as a result of total prepayments of

$15.0 million on our term loan during this period. For the nine months ended September 30, 2006, we recognized a loss from extinguishment of debt of $0.7 million due to the write-off of debt issuance costs as a result of a $70.0 million prepayment on our term loan following our initial public offering. See "—Liquidity and Capital Resources."

Income Taxes

        Income taxes for the nine months ended September 30, 2007 were a benefit of $0.03 million, compared to expense of $3.9 million for the nine months ended September 30, 2006. This change was primarily due to changes in taxable income and our effective tax rate. Our effective tax rate for the first nine months of 2007 is not comparable to our effective tax rate of 38.8% for the first nine months of 2006 primarily due to the effect that permanent differences have on the income tax provision when taxable income is nearly zero.

Discontinued Operations

        Results for the nine months ended September 30, 2007 include a pre-tax loss on disposal of $5.3 million consisting of a non-cash pre-tax impairment charge of a $4.7 million relating to impairment of goodwill, intangible assets and property and equipment recognized in the first quarter of 2007, and facility closure costs and the write-off of property and equipment during the second and third quarters of 2007 totaling $0.6 million. CLS operating results for the nine months ended September 30, 2007 included revenue of $0.7 million, an operating loss of $2.3 million, a pre-tax loss of $2.3 million, an income tax benefit of $0.8 million and a net loss of $1.5 million. CLS operating results for the nine months ended September 30, 2006 included revenue of $5.0 million, an operating loss of $2.7 million, a pre-tax loss of $2.8 million an income tax benefit of $1.0 million and a net loss of $1.8 million.

Liquidity and Capital Resources

        Historically, we have financed our growth from cash flow from operations and bank borrowings. We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit facility, or Credit Agreement, will be sufficient to finance our current operations, planned capital expenditures and internal growth through at least the next twelve months. On March 29, 2006, we issued 8,625,000 shares of common stock, including 1,125,000 shares issued through the exercise of the underwriters' over-allotment option, at a price of $17.00 per share through our initial public offering of common stock.

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

  •
  fund $1.6 million of working capital.

        Our operating activities provided cash of $25.8 million and $24.3 million in the nine months ended September 30, 2007 and 2006, respectively. Cash provided from operations is generated primarily from net (loss)/income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the nine months ended September 30, 2007 resulted from a net loss of $5.5 million, which included a $3.4 million loss on disposal of discontinued operations and a $1.5 million loss from discontinued operations, and $15.9 million of non-cash charges plus $10.5 million from a net decrease in operating assets, primarily due to a decrease in accounts receivable and unbilled receivables partially offset by a decrease in accrued expenses. Cash provided by operations for the nine months ended September 30, 2006 resulted from net income of $4.3 million, which included a $1.8 million loss from discontinued operations, and $15.1 million of non-cash charges plus $3.1 million from a net decrease in operating assets primarily due to an increase in accrued expenses and a decrease in prepaid taxes partially offset by an increase in accounts receivable and unbilled receivables and a decrease in deferred revenue. We believe cash flow from operations will be sufficient to finance our current operations for the next twelve months.

        Our investing activities used cash of $7.4 million and $13.3 million in the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities in the nine months ended September 30, 2007 primarily consisted of capital expenditures and the acquisition of CER. Cash used in investing activities in the nine months ended September 30, 2006, primarily consisted of capital expenditures and the acquisition of CLS.

        Our financing activities used cash of $13.4 million in the nine months ended September 30, 2007, and provided cash of $8.7 million in the nine months ended September 30, 2006. The principal use of cash from financing activities in the nine months ended September 30, 2007 was the repayment of principal on the term loan, partially offset by proceeds from stock option exercises and excess tax benefits from share-based compensation arrangements. The principal sources of cash from financing activities in the nine months ended September 30, 2006, were the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. This was partially offset by the redemption of preferred stock and repayments of outstanding debt under our credit facility described above.

        Cash paid for interest expense was $3.6 million and $6.0 million in each of the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007 and 2006, the majority of interest expense was paid on borrowings outstanding under our term loan.

Credit Agreement

        On December 8, 2005, we entered into a $190.0 million senior credit facility, or Credit Agreement. The Credit Agreement provided for a $150.0 million term loan, and a revolving credit facility of $40.0 million. The Credit Agreement also provided us with an option, subject to the consent of the lenders, to increase the revolving credit facility by $10.0 million to an aggregate of $50.0 million. We exercised the option to increase our revolving credit facility by $5.0 million on each of January 11, 2006 and April 28, 2006, and as of September 30, 2007 we have an aggregate revolving credit facility of $50.0 million. Following our initial public offering in March 2006, we prepaid $70.0 million outstanding under the term loan and repaid $7.4 million outstanding under the revolving credit facility. In February 2007, we prepaid $5.0 million outstanding under the term loan. An additional $5.0 million was repaid in May 2007, and another $5.0 million was repaid in July 2007.

        The Credit Agreement terminates on December 8, 2011. Principal repayments on the term loan of $124,743 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

        The Credit Agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain interest coverage, fixed charge and total leverage ratios. As of September 30, 2007, we were in compliance with all debt covenants. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

        Loans under the Credit Agreement bear interest at the applicable LIBOR rate plus 1.75% or Prime Rate plus 0.75%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined in the Credit Agreement.

        At September 30, 2007, there was an outstanding balance of $49.1 million under the term loan and no outstanding balance under the revolving credit facility.

Contractual Obligations

        The following table describes our cash commitments, in thousands, to settle contractual obligations as of September 30, 2007.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans and loans payable	$49,149	$125	$998	$48,026	$—
Capital lease obligations	423	46	274	103	—
Operating lease obligations	13,988	786	5,181	2,682	5,339

Total	$63,560	$957	$6,453	$50,811	$5,339

        As further discussed in Note 9 to our interim condensed consolidated financial statements, we adopted the provisions of FIN 48 on January 1, 2007. At September 30, 2007, we had approximately $2.4 million of unrecognized tax benefits which were not included in the "Contractual Obligations" table in our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the inherent uncertainty of the underlying tax positions, it is not practical to assign the liability as of September 30, 2007 to any particular years in the table.

        Interest payments due on the above amounts total $13,878.

Off-Balance-Sheet Arrangements

        As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the nine months ended September 30, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and equity price risk as of December 31, 2006, see Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006, which includes audited financial statements.

Foreign Currency Exchange Rate Risk

        Since our acquisition of CER in April 2007, we are exposed to risks relating to fluctuations in foreign currencies, including the British pound sterling and the Euro. Such exposure is related to the assets, liabilities, revenues and expenses of our foreign operations. Fluctuations in the exchange ratio of the U.S. dollar and these foreign currencies will have the effect of increasing or decreasing the value of any Euro or British pound sterling denominated assets or liabilities even if the value of such assets or liabilities remains unchanged in such foreign currencies. Similarly, fluctuations may also increase or decrease our revenues or expenses even if there is a constant amount of revenue or expense in such foreign currencies. For example, if the U.S. dollar strengthens against a foreign currency, then our revenues will decrease given a constant payment amount in such foreign currency.

        As of September 30, 2007, 2% and 3%, respectively, of our assets and liabilities were subject to foreign currency exchange fluctuations. During the three and nine months ended September 30, 2007, 7% and 3%, respectively, of our revenues and 5% and 1%, respectively, of our expenses were denominated in foreign currencies. The impact on the value of our assets and liabilities and on our revenues and expenses from foreign currency exchange rate risk is based on a number of factors, including the exchange rate (and the change in the exchange rate from the prior period) between a foreign currency and the U.S. dollar and the amounts received or expenses paid that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. However, based upon the proportion of our assets, liabilities, revenue and expenses denominated in foreign currencies, we do not believe that a 10% change in the value of the U.S. dollar against the Euro or the British pound sterling would have a material impact on our operating results or financial condition.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion would have a material adverse effect on our business, results of operations and financial condition.

        On June 22, 2007, Clayton Holdings, Inc. received a subpoena from the Attorney General of the State of New York seeking information and documents relating to the transaction management services that Clayton provides to its clients in the subprime mortgage industry. We are cooperating fully with this investigation. For more information see Part II, Item 1A "Risk Factors."

Item 1A.    Risk Factors

        Item 1A of our 2007 Annual Report on Form 10-K presents risk factors that may impact the Company's future results. Due to recent developments in the mortgage, housing and secondary markets, those risk factors are amended and supplemented by the following:

Adverse changes in the mortgage-backed securities, or MBS, market, particularly in the non-agency or non-conforming sector, the mortgage lending industry or the housing market have resulted, and will continue to result, in a reduced demand for our services.

        Our business is driven in part by the MBS market, and in particular the non-agency market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including interest rates, economic conditions, taxation policies, availability of credit, employment levels, stringency of underwriting guidelines and wage and salary levels. Adverse changes in any of these trends, the continued downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, the discontinued use of additional non-prime mortgage products, or a decline in the sale of both new and existing homes or in home values, could lessen the demand for mortgage loans, which could result in a reduced demand for our services and diminish our revenues. A material reduction in the number of loans available for securitization has caused, and may continue to cause, our clients to engage us for fewer services, which could has had, and will continue in the near term at a minimum to have, an adverse effect on our business and results of operations.

Our profitability is affected by fluctuations in the volume of activity in the non-prime mortgage lending market.

        A large portion of our revenue is generated by various services performed for buyers of, or investors in, non-prime mortgages. Recently, several non-prime mortgage companies have encountered financial difficulties as a result of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud. As a result, certain buyers of, and some investors in, non-prime mortgages have adjusted their investment allocations away from non-prime MBS, begun demanding a higher risk premium for their investment or insisted that non-prime lenders tighten their underwriting standards. These developments may, and in some cases have, increased the cost of capital for non-prime lenders or inhibited their ability to sell their products. Additionally, there has been the recent discontinued use by many lenders of certain non-prime mortgage products, such as the 2/28 adjustable rate mortgage. Borrowers that historically would have purchased this mortgage product may now purchase a mortgage that does not adjust until five years or more, thus delaying one of the factors that leads to refinancing of non-prime mortgages.

        As a result of the above factors, the number of non-prime mortgages that are being originated has been reduced. This, in turn, has reduced the volume of non-prime loans that are being securitized by our customers. Securitization volumes are also affected by other factors including the relative demands for such loans and mortgage-backed securities evidencing interests in such loans, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities, and the risks posed by such products. A sustained reduction in the volume of securitizations of non-prime mortgages has caused, and may continue to cause, our clients to engage us for fewer services. This reduction for demand in our services has had, and if it continues will continue to have, an adverse effect on our business and results of operations.

A sustained downturn in the residential mortgage loan origination business, which is a cyclical industry, may adversely affect our business and harm our operations.

        The residential mortgage lending origination business has historically been a cyclical industry. The residential mortgage lending industry experienced rapid growth from 2001 through 2005 due, in large part, to declining interest rates. In 2006, the industry experienced a slight decline. This decline has accelerated during 2007 and is expected to further decline in the near-term. During periods of rising interest rates, mortgage loan originations generally decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Those investors who are still purchasing non-prime MBS have demanded higher rates of return as a risk premium on their investment because of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud. This risk premium is passed on to borrowers in the form of higher mortgage interest rates and has had an effect similar to the effect of higher interest rates. This risk premium to remaining non-prime MBS investors has increased the cost of, and therefore decreased the demand for, new mortgages. This decrease in mortgage loan originations has led, and may continue to lead, to fewer issuances of mortgage-backed securities. As a result, demand for our transaction management services has been, and may continue to be, materially reduced. Our historical performance may not be indicative of results that would occur in an environment in which there is a sustained downturn of mortgage loan originations, either because of rising interest rates, decreased demand for non-prime MBS or both. In these environments, our results of operations will likely be materially adversely affected.

The loss of one or more of our largest clients could adversely affect our business and results of operations.

        For the year ended December 31, 2006, revenue from our largest two clients, Deutsche Bank and Morgan Stanley, accounted for an aggregate of 23.8% of our total revenue. Each of these clients accounted for more than 10% of our total revenue. For the nine months ended September 30, 2007, revenue from our largest two clients, Morgan Stanley and Lehman Brothers, accounted for an aggregate of 19.1% and Morgan Stanley accounted for more than 10% of our total revenue. We have experienced similar levels of customer concentration in prior years and we expect these levels of concentration to continue into the foreseeable future. While we have long-standing relationships with our major clients, we generally do not have long-term contracts with these or our other clients. As a result, such clients could significantly decrease or cease their business with us upon limited or no notice. Any loss of major clients or a reduction in the type or scope of services for which such clients engage us could adversely affect our business and results of operations.

        As a result of recent increased incidences of delinquencies, early payment defaults, first payment defaults and fraud in non-conforming mortgages, many participants in the non-prime MBS market, including originators and investors, have dramatically reduced and in some instances ceased activity in their non-prime MBS-related business units. These participants, including some of the largest investment banks, have historically been the primary source of our revenue. We cannot make any assurance as to when or if these participants will increase their level of activity in the non-prime MBS markets and we do not expect that they will resume their prior levels of activity in the near term. This diminution in activity has and will continue to adversely affect our business and results of operations.

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

Maintaining our and our key executives' professional reputation is critical to our future success, and any damage to this reputation may adversely affect our business and results of operations.

        Our ability to secure new engagements and recruit and retain qualified employees and independent loan review specialists depends heavily on our and our key executives' strong reputation in the mortgage loan industry. Because we obtain a majority of our new engagements from existing clients, a client's dissatisfaction with our performance could seriously impair our ability to secure new engagements from that client and its affiliates. Diminution of our business reputation, or the reputation of our key executives, for any reason could make it substantially more difficult for us to compete successfully for new engagements.

Our engagements may result in professional liability.

        Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have an impact on our clients' businesses. For example, our clients depend on us to accurately evaluate compliance with underwriting and regulatory criteria in connection with their analysis of mortgage securities. If a client incurs losses as a result of the services we provide, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay all or part of our fees. In some cases, a client may seek to recover its losses pursuant to indemnification rights. Litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. In addition to the costs associated with litigation and claims, the perceived exposure to professional liability may make it more expensive to obtain and maintain insurance, including errors and omissions insurance. We believe that, in general, the likelihood of a client or a third party alleging that any service provider, such as Clayton, negligently completed their undertaking or otherwise committed a tortuous act increases during market downturns. We cannot give any assurance that we will not be the target of such an allegation or claim during this period of turbulence in the non-prime MBS market. While we have not been subject to litigation to date, the occurrence of any such litigation or claim could have an adverse effect on our business and results of operations.

The impact of the investigation into the subprime mortgage industry cannot be predicted and may have a material adverse effect on our business, results of operations and financial condition.

        On June 22, 2007, Clayton Holdings, Inc. received a subpoena from the Attorney General of the State of New York seeking information and documents relating to the transaction management services that Clayton provides to its clients in the subprime mortgage industry. We are cooperating fully with this investigation. In connection with this matter, we are conducting an internal investigation, led by outside counsel, regarding business practices related to our transaction management services. Responding to subpoenas and requests for information, and conducting an internal investigation, is very costly and may divert management's time and efforts away from our operations. We cannot predict the effect that the Attorney General's investigation will have on the subprime mortgage industry or our business, although negative publicity, fines, sanctions, penalties or increased regulations could have a material adverse effect on our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Upon termination, during the three months ended September 30, 2007, employees forfeited 2,800 unvested shares of restricted stock, as detailed in the following table:

Period	Total Number of Shares Forfeited
July 1, 2007 - July 31, 2007	1,800
August 1, 2007 - August 31, 2007	1,000
September 1, 2007 - September 30, 2007	—

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

CLAYTON HOLDINGS, INC.
Date: November 9, 2007	By:	/s/ FREDERICK C. HERBST Frederick C. Herbst Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1	Non-Employee Directors' Deferred Compensation Program, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
10.2	Form of Non-Employee Directors Deferral Election, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
10.3
Amended and Restated Non-Employee Directors' Compensation Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007.
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

*
This Certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

QuickLinks

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX