Form 10-K
period 2007-12-31
CLAYTON HOLDINGS INC
filed 2008-03-14
CIK 1325228

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51846

CLAYTON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2660764 (I.R.S. Employer Identification No.)
2 Corporate Drive Shelton, Connecticut (Address of principal executive offices)	06484 (Zip Code)
(203) 926-5600 (Registrant's telephone number, including area code)
[None] (Former name, former address and former fiscal year, if changed since last report)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	The Nasdaq Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $137,195,329 (based on the closing price for the registrant's common stock on the Nasdaq Global Market of $11.39 per share). At February 29, 2008, 22,128,980 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business

        Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in Part 1, Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        References in this Annual Report on Form 10-K to "Clayton," the "Company," "we," "us" or "our" are to Clayton Holdings, Inc., a Delaware corporation, and its subsidiaries.

Overview

        We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securitizations. Our services include:

  •
  transaction management, which consists of due diligence, professional staffing services, compliance products and services, consulting and conduit support services;

  •
  oversight and reporting on mortgage-backed securities (credit risk management and surveillance); and

  •
  specialized loan servicing services (special servicing), and consulting services.

        We use proprietary technology and processes to provide these services throughout the full life cycle of a loan, from loan origination, aggregation and securitization to the surveillance and administration of loans and securities.

        We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We have long-standing client relationships with many of the leading capital markets firms, banks and lending institutions, including the largest MBS issuers/dealers, mortgage and bond insurance companies and fixed income investors. We believe that we are a leading provider of these services to our clients due to our many years of experience, our deep knowledge of the industry and our database of non-conforming loan transactions. During 2007, we performed detailed analyses on approximately 448,000 loans totaling approximately $100 billion in principal value, which represented approximately 9% of the total principal balance of U.S. non-conforming mortgage loan originations over such period. As of December 31, 2007, we were monitoring approximately $454 billion in loans underlying MBS.

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

        We generate the majority of our revenue from the services we provide to support the large non-agency MBS and non-conforming mortgage loan markets. In 2007, the aggregate principal value of new issuances of non-agency MBS was $707 billion, up from $136 billion in 2000, although the 2007 total was down significantly from $1,146 billion in 2006. The principal balance of non-conforming mortgage loan originations was $1,168 billion in 2007, up from $390 billion in 2000, although the 2007 total was down significantly from $1,910 billion in 2006. Securitization rates for non-conforming mortgage loans have increased from 34.6% in 2000 to 57.9% in 2007; however, the 2007 rate was down slightly from 58.8% in 2006. We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be significantly lower in 2008 than in 2007. With recovery in the mortgage markets, we believe that several factors support the demand for our services over the long term, including:

  •
  investors' growing demand for transparency, independent validation of data and third-party oversight of loans collateralizing MBS;

  •
  the desire for outsourced services by capital markets firms and other major mortgage loan market participants, and,

  •
  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry.

        Our revenue is also driven by non-agency MBS issuance and the aggregate number of non-conforming mortgage loan originations. Changes in the volume of non-agency MBS issuances and non-conforming mortgage loan originations impacts the number of loans for which we perform our services, leading to a corresponding change in gross revenue.

        The volume of non-agency MBS securitizations declined by 38% and non-conforming mortgage loan originations declined by 39% in 2007 as compared to 2006. The markets deteriorated throughout 2007, with non-agency MBS issuance declining by 81% and non-conforming loan originations declining by 69% in the fourth quarter as compared to the comparable period in 2006. In 2007, the non-conforming mortgage sector was characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination volumes, downgrades by credit rating agencies, decreasing liquidity in the secondary mortgage market and reductions in personnel, among others. In addition, nearly all industry participants project that the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2008 than 2007. In response to the current environment, we are optimizing our organizational structure by reducing operating costs, including a reduction in the number of employees and the closure of certain operating locations. Should the market continue to deteriorate and result in significantly decreased revenues, additional reductions to our operating costs could result. We do believe the non-agency MBS securitizations and non-conforming mortgage loan markets will rebound from the volumes experienced in the fourth quarter of 2007; however, the timing and magnitude of this recovery is uncertain. While we expect these conditions may impact our earnings in the near term, we believe that the challenges facing the industry could ultimately benefit us. We believe there will be continued demand for new loan products and increased home ownership driven in part by first-time homeowners. In addition, we believe MBS investors and regulators will seek additional transparency, independence and disclosure relating to data provided on the loans collateralizing MBSs, which could increase demand for our services over the long term.

Our Service Offerings

        Our services, as depicted in the following diagram, support the principal stages in the life cycle of a mortgage loan.

Transaction Management

        Transaction management services have historically constituted a majority of our business. We provide a full range of outsourced transaction management services to our clients, including due diligence, compliance products and services, conduit support services and professional staffing services. We combine our extensive knowledge of, and experience in, loan origination, servicing, securitization and project management with an approach tailored to our clients' needs. Through our consulting business we advise clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement. For the years ended December 31, 2007, 2006 and 2005, transaction management revenue accounted for 63.6%, 79.4% and 83.6%, respectively, of total revenue.

Due Diligence Services

        Our due diligence services primarily help loan buyers and sellers make decisions on how they price portfolios and manage risk. Historically, our clients select a sample of loans for us to review from a pool they are considering for purchase and we consult with our clients to customize the scope of each due diligence assignment based on factors such as the client's history and experience with the seller, the size and experience of the seller, the representations and warranties to be provided to the buyer, the type of loan and the quality of the data. We provide our services through our internal proprietary systems including the Clayton Loan Analysis System, or CLAS, our High Cost Analyzer, or HCA, our pool of independent loan review specialists and our employees. We provide due diligence services primarily on residential loans, and to a lesser extent on non-residential and consumer loans.

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

  •
  Credit Underwriting:  Aided by CLAS, we review and assess the credit quality of each loan by re-underwriting it to the seller's origination guidelines and/or buyer's credit guidelines. We assign preliminary credit event grades of 1, 2 or 3 (which denote, respectively, whether the loan is within benchmark guidelines, outside of the guidelines but should be considered for purchase based upon compensating factors, or outside of the guidelines and should be rejected) to each loan and in many cases, subsequently reconcile the differences, if any, between the buyer and the seller.

  •
  Regulatory Compliance:  We review loans for regulatory compliance using the proprietary compliance module of our CLAS system. This module, which incorporates relevant laws and regulations and is monitored by our internal compliance specialists and periodically reviewed by our external legal counsel, filters loan data against relevant federal, state and local high cost and predatory lending regulations (including the Home Ownership and Equity Protection Act and Truth in Lending Act) for the presence of material exceptions. The module then renders a decision and assigns a preliminary compliance event grade indicating whether the loans are compliant, need additional review due to lack of evidentiary documentation or contain a compliance exception to be addressed. After reconciliation, we assign final compliance event grades to the loans and deliver the results to the buyer.

  •
  Fraud:  We have developed a fraud review methodology that combines our proprietary process with vendor-based fraud detection solutions. We can also integrate the results from a loan buyer's preferred fraud detection vendor into our system. Our review process includes a verification of borrower identity, residence, employment, property and closing procedures. We also perform a legal document review of the note, mortgage, riders, title and mortgage insurance details. We review loans for possible fraud and flag those indicating characteristics requiring further evaluation. The flagged loans are thoroughly researched and the results are reported to the buyer (and if the buyer permits, the seller). If items can be cured, the relevant loans are marked for purchase by the buyer. Items which remain open are reported to the buyer for further evaluation.

  •
  Property Valuations:  In addition to providing various property valuation management services, we also use third-party valuation providers and internal resources to revalue or perform an additional review of the property. Our objective is to assess and enhance the level of confidence in property values. We report to the buyer those loans with collateral value variances outside of pre-determined tolerance levels.

        Presently, the majority of our due diligence services are conducted at our centralized underwriting facility in Tampa, Florida. Due diligence services are also conducted on site at loan sellers' facilities by our independent loan review specialists. Our centralized underwriting facility in Tampa, Florida, replicates the capabilities of an on-site due diligence team, while limiting related travel costs. We are increasingly utilizing our centralized underwriting facilities to perform our services, which should reduce the amount of per-loan travel expenses. Clients may ship loan files electronically or by conventional mail delivery to these facilities. The centralized underwriting facility provides us and our clients with significant cost savings, and we expect to continue to shift a greater volume of due diligence services to centralized underwriting operations in the future.

Conduit Support Services

        Our conduit support services provide the technology and systems required to manage key aspects of a buyer's loan acquisition pipeline, including overall process management, due diligence, fulfillment, funding and integration with third-party service providers. Typically, conduits act as the financial intermediary between loan originators and investors. We provide our clients with a flexible processing platform which can be readily modified to support their purchase of individual mortgage loans and small and mid-size mortgage pools from a variety of originators, regardless of volume. We do not expect to generate material revenues from conduit support services in 2008.

Professional Staffing Services

        Through our staffing services, clients obtain access to qualified, independent mortgage loan professionals to augment their staffs on both a long- and short-term basis. Clients can utilize these mortgage loan professionals to manage special projects and satisfy cyclical or unforeseen demand, while reducing human resource cost and risk. We typically provide these services to our clients as part of an existing or potentially broader relationship.

Compliance Products

        We provide our proprietary compliance testing engine through the High Cost Analyzer suite, or HCA, to market participants including loan originators. HCA is an on-line tool that is used to verify that loans comply with certain predatory lending regulations at the federal, state and local levels. Our team of compliance specialists regularly update HCA and it is reviewed periodically by external legal counsel. HCA's unique filtering approach can test and identify all loans for additional detailed analysis, as necessary, to ensure compliance with new or changing predatory lending regulations. Originators have begun to test for loan compliance as a safeguard against originating a loan that will not be funded due to non-compliance and to mitigate the potential decreased value of selling a non-compliant loan into the secondary market.

Consulting Services and Independent Pricing Services (IPS)

        Through our consulting business we advise clients on issues related to business process improvement, risk management, regulatory compliance, and technology enablement. IPS provides services to certain investor clients to assist them in estimating the value of illiquid mortgage securities.

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

Credit Risk Management and Surveillance

        Through Clayton Fixed Income Services we provide credit risk management and surveillance services to MBS underwriters, issuers, services and investors. These services consist of oversight and reporting on predominantly residential non-agency MBS. These credit risk management and surveillance services are typically contract-based for the remaining life of the security. Frequently, our efforts result in cash recoveries and uncover costly systemic errors for our clients.

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

  •
  Loan Repurchases (Putback Reviews).  We identify loans that may be subject to repurchase or replacement as a result of a failure to meet the applicable securitization criteria and such loans may be repurchased or replaced by the seller. We also facilitate the repurchase process in certain instances.

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

  •
  Remittance Reconciliation.  We review each cash remittance to ensure that it reconciles with the monthly loan-level data.

        One of our signature services is the Clayton Fixed Income Services "Value Add" notification, which we send to clients to notify them of situations in which we have uncovered errors resulting in potential savings to the MBS investor.

        We also evaluate servicers for operational quality using our proprietary benchmarking methodology that gauges a servicer's operational quality relative to its servicing volume and its industry peers. We regularly consult with servicers to help them improve their operations and enhance the overall performance of the pools of loans they service and the corresponding MBS.

        For the years ended December 31, 2007, 2006 and 2005, surveillance revenue accounted for 29.6%, 15.0% and 12.2%, respectively, of total revenue.

Special Servicing

        Our special servicing activities facilitate the management and disposition of sub-performing and non-performing loans. Sub-performing and non-performing loans are typically classified as loans where the borrower/obligor is over 30 days delinquent, and include loans for which the lienholder may, in the future, take possession through foreclosure proceedings. We believe that this service is countercyclical to our origination focused services, as economic conditions which typically have a negative impact on origination volume also tend to lead to rising delinquencies and defaults.

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

        For the years ended December 31, 2007, 2006 and 2005, special servicing revenue accounted for 6.8%, 5.6% and 4.2%, respectively, of total revenue.

Competitive Strengths

        We believe that we have developed a strong reputation among our clients and that we have the following competitive strengths:

  •
  Long-term Relationships with Industry Participants.  We provide our services to the leading buyers and sellers of, and investors in, residential and commercial loan portfolios and securities. Our clients include major capital markets firms, banks and lending institutions, including the largest MBS issuers/dealers, mortgage and bond insurance companies and fixed income investors and the GSEs. During 2007, 2006 and 2005, we worked with each of the 10 largest non-agency MBS underwriters, as ranked by Inside MBS & ABS, which accounted for 70%, 73% and 73% of total underwriting volume during those respective periods.

  •
  Deep Market Expertise, Experienced Professionals and Proprietary Technology.  As a pioneer in providing outsourced mortgage loan-related services to institutional participants in the mortgage industry, we have developed considerable industry experience and a large database of loan information. We believe that we were the first significant service provider in the industry to build a technology platform to refine the due diligence process from a primarily manual process to a highly automated, computer-driven review. Our highly trained and experienced professionals assist clients across all stages of the loan life cycle, and can access our experience, process and data, which we refer to as our intellectual capital, from thousands of historical transactions to strengthen their recommendations and analysis.

  •
  Comprehensive Suite of Outsourced Services and Mortgage-Related Analytics.  We provide a comprehensive suite of outsourced services, mortgage-related analytics and specialized consulting services to the mortgage loan and MBS industries. Our services and information support the life cycle of a loan from origination through maturity, with data and analytics aggregated and utilized by us and our clients. Our services combine our core expertise in transaction management and due diligence and our sophisticated technology.

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

  •
  Critical Position at the Nexus of Loan Buyers, Sellers and Investors.  Our comprehensive suite of outsourced services, industry experience, large database of loan information, numerous and long-standing relationships with leading capital market participants and strong reputation have positioned us at the nexus of mortgage loan portfolio buyers, sellers and investors. Through the services we provide, we perform necessary functions across the life cycle of a loan and effectively act as a facilitator for the loan buyer and investor communities.

        Through the combination of our due diligence and surveillance business units, we have begun to link loan origination data with ongoing loan performance data to enable more sophisticated data aggregation, dynamic reporting capabilities and advanced loan analytics. This seamless delivery of a broad spectrum of centralized services and information that supports the life cycle of a loan helps our clients make better buying decisions.

Clients

        Since 1990, our clients have included many of the leading capital markets firms, banks and lending institutions, mortgage and bond insurance companies, MBS issuers/dealers, conduits and fixed income investors.

        For the year ended December 31, 2007, no single client represented greater than 10% of our revenues.

        For the year ended December 31, 2006, revenue from our largest two clients, Deutsche Bank and Morgan Stanley, accounted for an aggregate of 24.4% of our total revenue. Each of these clients accounted for more than 10% of our total revenue.

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

        Clayton Loan Analysis System, CLAS Conduit and CLAS Reporting Tool.    Our due diligence process utilizes the CLAS application. CLAS collects data and verifies it for accuracy during the on-site and centralized underwriting loan file review process. Additionally, CLAS accommodates all mortgage loan and other asset types and is a customizable application that gathers appropriate data depending on the scope of the project. CLAS verifies and tests the reasonableness and accuracy of all captured data. The system also has the ability to produce reports that identify emerging trends, while providing a real-time overview of asset quality. During the first quarter of 2008, the Company began a process to enhance and upgrade the CLAS application.

        High Cost Analyzer (HCA).    HCA is a web-based application derived from CLAS that helps market participants identify loans that exceed certain federal, state and local predatory lending thresholds. Our experienced compliance professionals monitor changes in laws and regulations and update HCA accordingly. In addition, HCA is integrated with a leading on-line publisher of reference information and forms for the residential mortgage lending industry. This integration provides direct access to applicable predatory lending legislation and streamlines the research process for compliance professionals.

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

Technology Infrastructure

        Our technology infrastructure is comprised of networks, data centers and multiple independent local area networks located in Shelton, Connecticut; Tampa, Florida; Denver, Colorado; and Costa Mesa, California. Our business applications run on both shared and dedicated platforms, and when necessary, are accessible from each of our operating locations. These interlinked networks and data centers increase system availability in the event of an unplanned business interruption.

        Our architecture accommodates high volumes of transactions and load balance processing across multiple servers, assuring availability in the event of a single component hardware or system failure. By utilizing clustering and load balancing technologies, each web, application and database tier can scale horizontally as transactional volume increases over time.

        Our primary data center is located in Shelton, Connecticut. Our application, network and voice infrastructure are housed in a secure, environmentally controlled data center with 24-hour system monitoring and threshold alerting. Access to the facilities is controlled through the use of individually issued magnetic access security cards. We use proprietary network security architecture with procedural requirements for network address translation, port filtering and redirection. We employ a redundant firewall infrastructure for layered network traffic management. In the event of power failure, our data center is protected by uninterruptible power supply battery backup and a natural gas power generator. We also utilize redundant telecommunications lines to ensure high availability for our voice and data networks. We maintain physical, electronic and procedural safeguards to store and secure client information from unauthorized access and use, alteration and destruction. Our own policies and procedures have been developed to protect the confidentiality of client information and to comply with relevant rules and regulations, while meeting our clients' service requirements.

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

        In 2004, CFIS filed a provisional patent application related to its Question Portal, a secure, internet-accessible site that enables us to communicate directly with parties to a securitization (including servicers, master servicers, and insurance companies). The Question Portal technology enables instant communication, tracks all questions and responses and provides a variety of analytics on the types of issues, aging of issues and response times of our and a service provider's personnel. In 2005, we filed a non-provisional patent application for the Question Portal. The application is pending.

Competition

        The market for our services is highly fragmented, highly competitive and rapidly changing. We compete with several providers of due diligence services and other providers focused on technology products, staffing services, portfolio management, credit risk management and surveillance services. Although several organizations compete with us across multiple business lines, we believe no firm competes with us across all of the service offerings that we provide. We believe the following are the principal factors by which providers of information-based analytics and knowledge-based services to the MBS market compete for business:

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

Employees and Independent Loan Review Specialists

        As of December 31, 2007, we employed 413 persons on a full-time basis. In addition, during 2007, we used the services of approximately 1,400 independent loan review specialists and other qualified independent mortgage loan professionals to perform transaction due diligence and other services for our clients. None of our employees or independent loan review specialists is represented by a union or is covered by a collective bargaining agreement. We believe that our relations with our employees and independent loan review specialists are satisfactory. A majority of our independent loan review specialists are employed by a professional employee organization and assigned to us upon our request. The independent loan review specialists then undergo our thorough training program. The professional employee organization assumes responsibility for all payroll, benefits and workers compensation obligations in connection with the independent loan review specialists. Our agreement with the professional employee organization expires on January 1, 2009, after which it may be terminated by either party, with or without cause, with 60 days prior written notice. Our agreement with the professional employee organization provides us with staffing flexibility and a greater ability to manage labor and overhead costs. At December 31, 2007, our contractor pool totaled approximately 500 individuals.

Available Information

        Our Internet address is http://www.clayton.com. We make available, free of charge, on or through our Website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Form DEF 14A and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.    Risk Factors

        Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Forward-Looking Statements" on page two of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

The non-agency MBS market, to which we provide our services, suffered a dramatic downturn during the second half of 2007 and we do not expect this market to undergo any meaningful recovery during 2008.

        Our ability to generate revenue from our transaction management services has historically been closely linked to the volume of new securitizations of non-agency MBS. As a result of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud, the value of previously issued non-agency MBS, and in particular subprime MBS, dramatically decreased during the second half of 2007. As a result, investors reduced investments in new non-agency MBS. The total volume of new securitizations of non-agency MBS during the fourth quarter 2006 was $276 billion as compared to $53 billion during the fourth quarter 2007. As a result, revenue in our core due diligence operations decreased from $33.3 million during the fourth quarter 2006 to $5.0 million during the fourth quarter 2007, a decrease of 85%. We do not expect that the non-agency MBS issuance market will undergo any meaningful recovery during 2008. A sustained downturn of the non-agency MBS issuance market will have an adverse impact on our transaction management services business and, consequently, our results of operations during 2008.

Adverse changes in the MBS market, particularly in the non-agency or non-conforming sector, the mortgage lending industry or the housing market have resulted, and will continue to result, in a reduced demand for our services.

        Our business is driven in part by the non-agency MBS market, the mortgage lending industry and the housing market, each of which is highly sensitive to trends in the general economy, including availability of credit, interest rates, economic conditions, taxation policies, employment levels, stringency of underwriting guidelines and wage and salary levels. Adverse changes in any of these trends, the continued downturn in the non-prime mortgage loan market, including the failure of additional non-prime lenders, the discontinued use of additional non-prime mortgage products, or a decline in the sale of both new and existing homes or in home values, will lessen the demand for mortgage loans, which will result in a reduced demand for our services and diminish our revenues. A material reduction in the number of loans available for securitization has caused, and may continue to cause, our clients to engage us for fewer services, which has had, and will continue to have, an adverse effect on our business and results of operations.

Our profitability is affected by fluctuations in the volume of activity in the non-prime mortgage lending market.

        A large portion of our revenue is generated by various services performed for buyers of, or investors in, non-prime mortgages. In 2007 and to date, many non-prime mortgage companies have encountered financial difficulties as a result of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud. As a result, many buyers of, and investors in, non-prime mortgages have adjusted their investment allocations away from non-prime MBS. The remaining buyers of, and investors in, non-prime mortgages have been demanding a higher risk premium for their investment and insisting that non-prime lenders tighten their underwriting standards. These developments have, and will likely continue to, increase the cost of capital for non-prime lenders and inhibit their ability to sell their products. Additionally, many lenders have discontinued offering non-prime mortgage products, including such products as the 2/28 adjustable rate mortgage. Borrowers that historically would have purchased this mortgage product may now purchase a mortgage that does not adjust until five years or more, thus delaying one of the factors that leads to refinancing of non-prime mortgages.

        As a result of the above factors, the number of non-prime mortgages that are being originated has been significantly reduced. This, in turn, has reduced the volume of non-prime loans that are being securitized by our customers. Securitization volumes are also affected by other factors including the relative demands for such loans and mortgage-backed securities evidencing interests in such loans, the cost of credit enhancements, investor perceptions of such loans and mortgage-backed securities, and the risks posed by such products. A sustained reduction in the volume of securitizations of non-prime mortgages has caused, and will continue to cause, our clients to engage us for substantially fewer services than they have historically. This reduction for demand in our services has had, and will continue to have, an adverse effect on our business and results of operations.

The impact of the investigations into the subprime mortgage industry cannot be predicted and may have a material adverse effect on our customers, customer relationships, business, results of operations and financial condition.

        The Attorney General of the State of New York (the "NY Attorney General") is conducting an industry-wide investigation into mortgage fraud in both the primary and secondary markets. In connection with this investigation, in June 2007, we received a subpoena from the NY Attorney General seeking information and documents relating to the transaction management services that we provided to our clients. We have been cooperating with this investigation, including providing to the NY Attorney General due diligence reports on various pools of loans that we had reviewed for our clients. We have agreed to continue to cooperate with this investigation and, if requested, provide testimony regarding the same. In exchange for our continued cooperation, Clayton, its officers, directors, employees and agents were granted immunity from civil and criminal prosecution by the State of New York.

        We have also received a voluntary information request from the Securities and Exchange Commission ("SEC"), and information subpoenas from the Attorney General of the State of Connecticut and the Attorney General of the Commonwealth of Massachusetts. Although we have no reason to believe we are the target of investigations by the SEC and other governmental or regulatory agencies, the agreement with the NY Attorney General does not provide immunity from prosecution by anyone outside the State of New York.

        Responding to subpoenas and requests for information is costly and may divert management's time and efforts away from our operations. We cannot predict the effect that investigations by the NY Attorney General, the SEC or other governmental or regulatory agencies, will have on the mortgage industry generally and, in particular, the non-agency segment of the subprime mortgage industry, our business, our customers, or our customer relationships, although our agreement to cooperate with the

NY Attorney General, negative publicity, fines, sanctions, penalties, legal fees or increased regulations could have a material adverse effect on our customers, customer relationships, business, results of operations and financial condition.

Accelerated prepayments of loans that comprise the MBSs for which we provide credit risk management and surveillance services may adversely affect our results of operations.

        Because we are compensated for providing credit risk management and surveillance services based on the level of assets under surveillance, prepayments of the loans that comprise the MBSs under surveillance decrease our revenues. Historically, prepayments accelerate when interest rates decrease and existing loans are refinanced, when new loan programs are introduced or when larger percentages of loans are moving into foreclosure proceedings. Interest rates have been reduced, federal and state agencies are proposing new loan programs and foreclosure rates in many jurisdictions are at high and rising levels. Should prepayments accelerate faster than we project, we may experience an adverse effect on our revenues and results of operations.

Increasing the amounts of mortgage loans and the size of individual loans the Government Sponsored Enterprises ("GSEs"), may buy or securitize and the expansion of Federal Housing Administration ("FHA") loan programs, may reduce the number of non-agency mortgage loans and consequently the size of the market to which we provide our services.

        Recently, the Office of Federal Housing Oversight increased the amounts of mortgage loans the GSEs are allowed to hold in their portfolios and the Economic Stimulus Act of 2008 increased, through December 31, 2008, the size of individual loans the GSEs are permitted to buy or securitize. These changes enable the GSEs to purchase mortgage loans that are currently made on a non-agency basis, effectively shrinking the size of the non-agency mortgage market. If the GSEs use this expanded authority or if these changes are extended or made permanent, our clients may reduce their involvement in the market for non-agency loans, resulting in a reduction in securitization activity and demand for our services. Similarly, expanding role of the FHA to include issuing mortgages to borrowers who were previously candidates for subprime mortgages may also decrease the demand for non-agency mortgages and may result in a reduction in securitization activity and demand for our services. While we do provide services to the GSEs, we may not be able to maintain or increase the amount of services we provide to the GSEs, in amounts satisfactory to offset the decline in services provided to other clients.

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

A sustained downturn in the residential mortgage loan origination business will adversely affect our business and harm our operations.

        The residential mortgage lending industry experienced rapid growth from 2001 through 2005. In 2006, the industry experienced a slight decline which accelerated during 2007. We expect this decline to continue through 2008 and potentially beyond. Those investors who are still purchasing non-prime MBS have demanded higher rates of return as a risk premium on their investment because of increased incidences of delinquencies, early payment defaults, first payment defaults and fraud. This risk premium is passed on to borrowers in the form of higher mortgage interest rates and has decreased the economic incentives for many borrowers to refinance their existing mortgages. This risk premium to remaining non-prime MBS investors has increased the cost of, and therefore decreased the demand for, new mortgages. This decrease in mortgage loan originations has led, and may continue to lead, to fewer issuances of mortgage-backed securities. As a result, demand for our transaction management services has been, and will through 2008 and potentially beyond continue to be, materially reduced. Our historical performance may not be indicative of results that would occur in an environment in which there is a sustained downturn of mortgage loan originations, either because of rising interest rates, decreased demand for non-prime MBS or both. In these environments, our results of operations will likely be materially adversely affected.

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

Many of our largest clients are reducing their operations within the MBS market, which has adversely affected our business and results of operations, and consolidation amongst our clients could further adversely affected our business and results of operations.

        As a result of recent increased incidences of delinquencies, early payment defaults, first payment defaults and fraud in non-conforming mortgages, many participants in the non-prime MBS market, including originators, issuers of MBS and investors, have dramatically reduced and in some instances ceased activity in their non-prime MBS-related business units. These participants, including some of the largest investment banks, have historically been the primary source of our revenue. We cannot make any assurance as to when or if these participants will increase their level of activity in the non-prime MBS markets, and we do not expect that they will resume their prior levels of activity in the near term. This diminution in activity has and will continue to adversely affect our business and results of operations.

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

        The success of our business depends on delivering high-quality services to our clients in a timely manner. Our independent loan review specialists are a key component of our ability to deliver services. If we do not properly manage the activities of our independent loan review specialists and we experience a decrease in their productivity, especially in connection with client engagements that are billed on a per-file basis, our profit margins will be adversely affected. In order to maintain our profit margins in times of decreased productivity, we may increase the cost of our services to clients, which could result in reduced demand for our services and/or termination of client engagements with us. A reduction in services, a premature termination of engagements or our inability to increase prices could have an adverse effect on our business and results of operations.

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

Maintaining our professional reputation and our key executives' professional reputation is critical to our future success, and any damage to this reputation may adversely affect our business and results of operations.

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

        Our services typically involve difficult analytical assignments and carry risks of professional and other liability. Many of our engagements involve matters that could have an impact on our clients' businesses. For example, our clients depend on us to accurately evaluate compliance with underwriting and regulatory criteria in connection with their analysis of mortgage securities. If a client incurs losses as a result of the services we provide, the client could threaten or bring litigation in order to recover damages or to contest its obligation to pay all or part of our fees. In some cases, a client may seek to recover its losses pursuant to indemnification rights. While our contracts generally provide for limitations on liability, litigation alleging that we performed negligently or otherwise breached our obligations to the client could expose us to significant liabilities and tarnish our reputation. In addition to the costs associated with litigation and claims, the perceived exposure to professional liability may make it more expensive to obtain and maintain insurance, including errors and omissions insurance. We believe that, in general, the likelihood of a client or a third party alleging that any service provider, such as Clayton, negligently completed their undertaking or otherwise committed a tortuous act that resulted in a negative financial consequence to them increases during market downturns. We cannot give any assurance that we will not be the target of such an allegation or claim during this period of turbulence in the non-prime MBS market. While we have not been subject to litigation to date, the occurrence of any such litigation or claim could have an adverse effect on our business and results of operations.

If we are not able to maintain accurate, comprehensive or reliable systems and data, we could experience reduced demand for our services.

        Our success depends on our clients' confidence in the comprehensiveness, accuracy and reliability of our proprietary systems, transaction data and database of loan information. Additionally, we must continuously monitor changes to state predatory lending regulations and update our compliance software and data accordingly. The task of establishing and maintaining accurate and reliable systems and data is a continuous, complex, multi-step process. If our data, including the data we obtain from third parties, is not current, accurate, comprehensive or reliable or if there is an error in our systems resulting from events such as miscoding of rules or miscalculations of critical data elements, we could experience damage to our reputation or be subject to legal action, either of which could result in reduced demand for our services.

Our business could be adversely affected if we are unable to safeguard the security and privacy of the personal financial information we receive.

        In connection with our loan file due diligence reviews and other consulting and advisory services that we provide to third parties relating to mortgage loans and mortgage-backed securities, we have access to personal financial information of the borrowers. This personal financial information is highly sensitive and confidential. If we or a third party were to misappropriate this information, we potentially could be subject to both private and public legal actions. Although we have policies and procedures designed to safeguard confidential information, we cannot assure that these policies and safeguards are sufficient to prevent the misappropriation of confidential information or that our policies and safeguards will be deemed compliant with any existing or future federal or state laws or regulations governing privacy.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon information systems to conduct our business. As we implement our growth strategy this reliance will increase. Any failure or interruption, or breach in security, of our information systems or the third-party information systems on which we rely could significantly impede our ability to operate our business. Although such failures, interruptions or breaches have not occurred in the past, we cannot assure that one will not happen in the future, or, if they do occur, that we or the third parties on whom we rely will adequately address them. We have implemented precautionary measures to avoid systems outages and to minimize the effects of any data systems interruptions, but we have not instituted fully redundant systems. If we do not build and maintain redundant systems for our data, current clients may terminate their engagements with us and potential clients may utilize one of our competitors for their service needs. The occurrence of any failure, interruption or breach could significantly harm our business. We may be required to expend significant capital and other resources to license additional technologies to protect against security breaches or to alleviate problems caused by any breach. We may be liable for any breach in our security and any breach could harm our reputation, reduce demand for our services or cause clients to terminate their relationships with us.

If we lose the services of certain key executive officers, we may not be able to execute our business strategy, manage our growth or compete effectively.

        Our future success depends in large part on the continued service of our key executive officers, including Frank P. Filipps, our Chief Executive Officer, D. Keith Johnson, our President and Chief Operating Officer and Frederick C. Herbst, our Chief Financial Officer. Although we have employment and non-competition agreements with these executive officers, these individuals may nevertheless leave us. We cannot assure that these executive officers can be replaced with equally skilled and experienced professionals. Because these executive officers would be difficult to replace, the loss of their services could have an adverse effect on our business and results of operations.

Efforts to expand our product offerings beyond our current markets may not succeed.

        We have focused on selling our services primarily in the residential non-agency MBS market. Although we currently offer services for other consumer and commercial loan types and related securities, we may expand further into these and other asset classes or geographic regions. We have also designed new products that leverage our data analytics capabilities, such as Clarity, InFront, InterCept and InCyt, and are beginning to market them to new classes of customers. Efforts to expand our product offerings beyond the principal market that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to developing new product offerings, which could have a material adverse effect on our business and results of operations. Moreover, efforts to expand beyond our existing markets may not result in the creation of new products that achieve market acceptance, create additional revenues or become profitable.

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

We have been downsizing our operations and may not be able to manage our growth or meet marketplace demands effectively if and when demand for our transaction management products and services resumes.

        We have reduced capital expenditures and implemented additional cost-reduction initiatives, including reductions in personnel. Because of a lack of utilization during the current downturn, many of our experienced independent loan review specialists may pursue other livelihoods. If the non-agency MBS market were to recover quickly, we may not have adequate resources to meet our clients' demands for our transaction management products and services. Any such resurgence of demand could strain our management and our operational and financial resources. In addition, any such rapid growth in demand may adversely affect our ability to service our clients or the quality of services we provide. If we are unable to meet these demands, our competitors may be able to gain a greater market share in the transaction management and credit risk surveillance services market generally, as well as gain a greater share of our clients' business. We cannot assure that our infrastructure, operational, financial and management controls, reporting systems and procedures, facilities and personnel will be adequate to support our future operations or to effectively adapt to any future return to growth of the non-agency MBS market. If we cannot manage any material future growth effectively, our business and results of operations may be adversely affected.

Changes in the regulation of our business and our failure to comply with applicable laws and regulations may adversely affect our business and results of operations.

        Our business is subject to various federal, state and local laws and regulations. Proposals for further regulation and changes in existing laws and regulation that affect our business are regularly being introduced and passed in state legislatures and the U.S. Congress. Legislative and regulatory proposals that are now receiving a great deal of attention relate, among other things, to predatory lending, subprime mortgage lending, secondary market securitization, rating agencies, bankruptcy laws and consumer protection initiatives relating to privacy and security of customer information. It is possible that these and one or more other legislative proposals or regulatory changes that may be adopted would have an adverse effect on our business. For example, any changes imposed on the secondary market for mortgages might increase the risk to our clients, issuers of non-agency MBS decreasing their demand for non-agency mortgages and decreasing the demand for our services. In addition, any changes to the current predatory lending regulations may increase our costs in connection with updating and conforming our High Cost Analyzer compliance application, or, conversely, reduce demand for our compliance-related services. Our failure to comply with these laws and regulations could harm our client relationships or our reputation, inhibit our ability to obtain new engagements, and expose us to class action lawsuits, breach of contract claims, and governmental proceedings, all of which could have an adverse effect on our business and results of operations.

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

        Our success and competitive position depend in part on our ability to obtain and maintain intellectual property rights protecting our products and services. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. We have received federal trademark registrations for CLAYTON and BEYOND DILIGENT, HIGH COST ANALYZER, HIGH COST FOCUS, CLAS, MASTEREPORTER, CLARITY and our Clayton logo. Our pending applications may not be registered by the U.S. Patent and Trademark Office, and third parties may challenge the validity or scope of the trademark applications or registrations. Despite our proprietary rights, there can be no assurance that others will not develop similar products, duplicate our products or design around our products.

        CFIS has filed two patent applications (each with multiple claims) related to data filtering technology and one provisional application which relates to relates to its Question Portal, with the United States Patent Office. These patent applications may not be approved in whole or in part and consequently may not provide us with any protection from a competitive offering of services. Even if approved in whole or in part, these patents may not provide us with protection from competitive offerings. Defending patent rights may be expensive for us and there are no assurances we would be successful.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

        In February 2008, we entered into an amendment to our senior loan agreement. We now maintain a $10.0 million revolving line of credit. After making at $25 million prepayment in connection with the amendment, the unpaid principal balance of our term loan was $23.9 million. Among other things, this senior loan agreement restricts our ability to:

  •
  incur or guaranty additional indebtedness;

  •
  make capital expenditures;

  •
  create liens;

  •
  enter into transactions with affiliates;

  •
  make loans or investments;

  •
  sell assets;

  •
  pay dividends or make distributions on, or repurchase, our stock; or

  •
  consolidate or merge with other entities.

        Many of these restrictive covenants were further tightened in connection with our executing the February 2008 amendment. Among other things, this amendment requires us to maintain a minimum $6.0 million of liquidity (including any unused portion of the $10.0 million revolver commitment) and requires a $5,000,000 payment by March 31, 2009. In addition, our senior credit facility requires us to maintain specified financial covenants. The operating and financial restrictions and covenants in this credit facility, as well as any future financing agreements, may restrict our ability to finance our operations, engage in business activities or expand or pursue our business strategies. Our ability to comply with our obligations under the credit facility may be affected by events beyond our control. We may not be able to meet those obligations. A breach of any of our obligations under the credit facility could result in a default, cause any future indebtedness under the revolving line of credit that may be outstanding to become immediately due and payable, and terminate all commitments to extend further credit. We cannot assure that we will have sufficient assets to repay our credit facility upon any default. If we were unable to repay any outstanding indebtedness, the bank could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets, including certain intellectual property, as collateral under the credit facility.

If we have weaknesses in our internal controls over financial reporting in the future, there could be an adverse effect on our financial reporting.

        Though we have concluded, based on our evaluation as of December 31, 2007, our internal controls over financial reporting are effective, because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Going forward, continued improvement of our internal controls and procedures will be required in order for us to manage future growth successfully and operate effectively as a public company. We cannot assure you that the continued maintenance of policies and procedures or any future measures will enable us to provide accurate and timely financial reports. Any failure to improve our internal controls and procedures could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and results of operation.

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

Certain significant stockholders exercise significant control over Clayton.

        Various significant stockholders and their affiliates, including TA Associates, collectively control a large percentage of our outstanding common stock. As a result, these stockholders are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Clayton and might affect the market price of our common stock.

We may require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  fund our ongoing operations;

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

        We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock for a three-year period following the date that such stockholder became an interested stockholder absent prior approval of our board of directors. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our headquarters are located in Shelton, Connecticut, and we have additional offices in Denver, Colorado; Tampa, Florida; Costa Mesa, California; and Bristol, England. All of our offices and facilities are leased. We do not consider any specific leased facility to be material to our operations. We believe that equally suited facilities are available in several other areas throughout the United States and Europe.

        The following table summarizes information with respect these facilities:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date
Shelton, Connecticut	Headquarters	66,000	2010 and 2013	(1)
Denver, Colorado	CFIS corporate offices and operations	46,086	2009
Tampa, Florida	Centralized underwriting	51,134	2017
Costa Mesa, California	Sales and administration	5,467	2009
Bristol, England	Due diligence services	975	2008

(1)
At December 31, 2007, we leased two floors in an office building in Shelton, Connecticut. In February 2008, we terminated the lease to one of these floors which was to expire in 2010. See Note 20 to our consolidated financial statements.

Item 3.        Legal Proceedings

        From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

        On June 22, 2007, Clayton Holdings, Inc. received a subpoena from the Attorney General of the State of New York seeking information and documents relating to the transaction management services that Clayton provides to its clients in the subprime mortgage industry. Clayton has agreed to continue to cooperate with this investigation and, if requested, provide testimony regarding the same. In exchange for our continued cooperation, Clayton has received immunity from civil and criminal prosecution by the State of New York. Clayton has also received a voluntary information request from the Securities and Exchange Commission, and information subpoenas from the Attorney General of the State of Connecticut, and the Attorney General of the Commonwealth of Massachusetts. Clayton is cooperating fully with these investigations. For more information see Part I, Item 1A "Risk Factors."

Item 4.        Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through a solicitation of proxies or otherwise during the quarterly period ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol "CLAY" since our initial public offering on March 24, 2006. Prior to that time there was no public market for our common stock.

        The following table sets forth the high and low closing prices of our common stock, as reported by the Nasdaq Global Market, for each of the periods listed.

	High	Low
2006
First Quarter (commencing March 24, 2006)	$22.49	$19.75
Second Quarter	$23.33	$11.45
Third Quarter	$13.53	$10.29
Fourth Quarter	$18.94	$11.66
2007
First Quarter	$24.30	$14.81
Second Quarter	$20.50	$10.81
Third Quarter	$12.14	$5.91
Fourth Quarter	$8.27	$3.15
2008
First Quarter (through February 29, 2008)	$5.64	$3.00

Holders

        As of February 29, 2008, there were 11 holders of record of our common stock.

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

Performance Graph

        This performance graph shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

        The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones Wilshire 5000 Financials Index for the period beginning on March 24, 2006, the date of our initial public offering, and ending on December 31, 2007. We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The comparison assumes the investment of $100 in our common stock and each of the foregoing indices and reinvestment of all dividends. The total return performance shown on the graph is not necessarily indicative of future total return performance.

	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Clayton Holdings, Inc.	$71.09	$52.78	$37.12	$23.96
Russell 2000 Index	107.45	112.19	108.72	103.74
D J Wilshire 5000 Financials Index	117.14	118.71	113.98	100.41

	3/24/2006	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Clayton Holdings, Inc.	$100.00	$100.38	$62.14	$59.86	$89.10
Russell 2000 Index	100.00	101.56	96.45	96.88	105.50
D J Wilshire 5000 Financials Index	100.00	104.60	104.08	111.50	119.57

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Registered Securities

        Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        Upon termination, during the three months ended December 31, 2007, employees forfeited 14,250 unvested shares of restricted stock, as detailed in the following table:

Period	Total Number of Shares Forfeited
November 1, 2007—November 30, 2007	6,750
December 1, 2007—December 31, 2007	7,500

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. of this Annual Report on Form 10-K and the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8. of this Annual Report on Form 10-K.

        In accordance with U.S. GAAP relating to companies under common control prior to their combination, the financial statements of the previously separate companies under common control are restated on a combined basis from the dates of their respective acquisitions by the controlling entity. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that TA Associates acquired CFIS, the first of the combined entities that were brought under common control. Our consolidated results of operations presented on a "Successor Basis" include the accounts of the holding companies of each of Clayton Services and its subsidiaries, including First Madison, and CFIS, formerly The Murrayhill Company, beginning from the dates of the acquisitions of controlling interests by TA Associates, which were August 2, 2004 and May 24, 2004, respectively. Our consolidated results of operations for the period from January 1, 2004 through August 1, 2004, are prepared on a "Predecessor Basis," and reflect solely the financial position and results of operations of Clayton Services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Factors Affecting Comparability."

        The data presented on a "Successor Basis" for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The data presented on a "Successor Basis" for the period from inception through December 31, 2004 as well as the data presented on a "Predecessor Basis" for the period from January 1, 2004 through August 1, 2004 and for the year ended December 31, 2003, and as of December 31, 2003, is derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Results for the year ended December 31, 2007 are not necessarily indicative of results expected for any other future period.

SELECTED CONSOLIDATED FINANCIAL DATA

	Successor				Predecessor
	Year ended December 31,					Year ended December 31,
				Inception through December 31, 2004
					January 1, 2004 through August 1, 2004
	2007	2006	2005			2003
	(Amounts in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue	$152,597	$232,706	$207,502	$79,805	$76,339	$85,228
Cost of services:
Compensation expense	72,539	112,953	99,675	37,252	35,502	39,436
Travel and related expenses	11,156	26,108	29,787	13,892	15,494	17,204
Other direct costs	5,790	9,677	6,066	1,304	2,668	3,821

Total cost of services	89,485	148,738	135,528	52,448	53,664	60,461

Gross profit	63,112	83,968	71,974	27,357	22,675	24,767
Operating expenses
Salaries and benefits	21,060	21,266	18,911	6,553	3,783	4,403
Other selling, general and administrative expenses	23,282	18,517	17,181	6,417	4,276	3,960
Depreciation and amortization	9,286	7,558	4,694	1,115	792	1,163
Amortization of intangibles	9,305	10,168	10,175	4,509	—	—
Loss on impairment	92,843	279	1,632	—	—	—

Total operating expenses	155,776	57,788	52,593	18,594	8,851	9,526

(Loss) income from operations	(92,664)	26,180	19,381	8,763	13,824	15,241
Other income	28	—	—	—	—	315
Interest expense, net	3,735	7,986	8,189	3,066	178	268
Loss from extinguishment of debt	134	886	2,991	—	—	—

(Loss) income from continuing operations before income taxes	(96,505)	17,308	8,201	5,697	13,646	15,288
Income tax (benefit) expense	(4,316)	7,143	3,153	2,354	260	(62)

(Loss) income from continuing operations	(92,189)	10,165	5,048	3,343	13,386	15,350
Loss from discontinued operations	5,050	2,289	—	—	—	—

Net (loss) income	$(97,239)	$7,876	$5,048	$3,343	$13,386	$15,350

Pro forma net income(1)					$8,324	$9,326

Net (loss) income per share(2)
Basic:
Continuing operations	$(4.41)	$0.55	$0.42	$0.37	$0.82	$0.92
Discontinued operations	(0.24)	(0.12)	—	—	—	—

Total	$(4.65)	$0.43	$0.42	$0.37	$0.82	$0.92

Diluted:
Continuing operations	$(4.41)	$0.53	$0.41	$0.37	$0.82	$0.92
Discontinued operations	(0.24)	(0.12)	—	—	—	—

Total	$(4.65)	$0.41	$0.41	$0.37	$0.82	$0.92

Pro forma weighted average shares(2)
Basic	20,913,812	18,497,195	11,888,671	9,034,350	10,162,309	10,162,309
Diluted	20,913,812	19,281,552	12,304,627	9,095,537	10,162,309	10,162,309
(Amounts in thousands)
ADDITIONAL DATA:
Adjusted EBITDA(3)	$18,798	$44,185	$35,882	$14,387	$14,616	$16,719

	Successor				Predecessor
	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
SELECTED CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$40,199	$22,882	$7,209	$12,450	$4,669
Accounts receivable, net	12,018	37,452	37,205	21,658	22,047
Unbilled receivables, net	4,457	14,951	14,926	17,655	9,049
Goodwill	34,595	69,843	69,843	46,179	—
Intangibles assets, net	13,235	74,294	84,740	96,522	—
Total assets	130,201	262,913	247,505	218,247	42,554
Revolving credit facility and term loans	48,899	64,599	150,000	41,777	10,429
Subordinated and senior subordinated notes	—	—	—	29,486	—
Series A convertible preferred stock	—	—	12,258	27,190	—
Series B convertible preferred stock	—	—	43,867	74,513	—
Total stockholders' equity	62,367	157,729	12,542	7,224	25,771

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

(2)
For all Predecessor periods, pro forma net income per share and pro forma weighted average shares assume we had been a C-corporation since the beginning of the period presented. The pro forma net income per share and pro forma weighted average shares information is unaudited. For all Successor periods, net (loss) income per share and pro forma weighted average shares are the actual net income per share and weighted average shares for the period presented.

(3)
Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") represents income from operations before interest expense, income taxes, depreciation and amortization. For the years ended December 31, 2007, 2006 and 2005, EBITDA has been adjusted for loss from extinguishment of debt and impairment losses. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. GAAP. We present Adjusted EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding our operating results. We rely on Adjusted EBITDA primarily as an operating performance measure in order to review and assess our operations and our management team. For example, our management incentive compensation is based in part upon our achieving minimum EBITDA targets for a given year. Our loan covenants with our primary lender are measured using EBITDA as a key liquidity measure. We believe that it is useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that it can assist investors in comparing our performance to that of other companies on a consistent basis without regard to depreciation, amortization, interest or income taxes, which do not directly affect our operating performance. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

A reconciliation of Adjusted EBITDA to (loss) income from continuing operations before income taxes is set forth below:

					Predecessor
	Successor
						Year ended December 31,
	Year ended December 31,			Inception through December 31, 2004
					January 1, 2004 through August 1, 2004
(Dollars in thousands)	2007	2006	2005			2003
(Loss) income from continuing operations before income taxes	$(96,505)	$17,308	$8,201	$5,697	$13,646	$15,288
Interest expense, net	3,735	7,986	8,189	3,066	178	268
Loss on extinguishment of debt	134	886	2,991	—	—	—
Loss on impairment	92,843	279	1,632	—	—	—
Depreciation and amortization	18,591	17,726	14,869	5,624	792	1,163

Adjusted EBITDA	$18,798	$44,185	$35,882	$14,387	$14,616	$16,719

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences include those described in "Risk Factors" in Part 1, Item 1A. in this Annual Report on Form 10-K.

Overview

        We provide a full suite of outsourced services, mortgage-related analytics and specialized consulting services for buyers and sellers of, and investors in, mortgage-related loans and securitizations. Our services include:

  •
  transaction management, which consists of due diligence, professional staffing services, compliance products and services, consulting and conduit support services;

  •
  oversight and reporting on mortgage-backed securities (credit risk management and surveillance); and

  •
  specialized loan servicing services (special servicing) and consulting services.

        We use proprietary technology and processes to provide these services throughout the full lifecycle of a loan, from loan origination, aggregation and securitization to the surveillance and administration of loans and securities.

        We provide a majority of our services to participants in the non-agency mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. We have long-standing client relationships with many of the leading capital markets firms, banks and lending institutions, including the largest MBS issuers/dealers, mortgage and bond insurance companies and fixed income investors. We believe that we are a leading provider of these services to our clients due to our many years of experience, our deep knowledge of the industry and our database of non-conforming loan transactions. During 2007, we performed detailed analyses on approximately 448,000 loans totaling approximately $100 billion in principal value, which represented approximately 9% of the total principal balance of U.S. non-conforming mortgage loan originations over such period. As of December 31, 2007, we were monitoring approximately $454 billion in loans underlying MBS.

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

        MBS issued by GSEs are referred to as agency MBS and have historically comprised a majority of the residential MBS that have been issued. A large segment of the MBS market includes private-label, or non-agency, issuers such as capital markets firms and banks.

        We generate the majority of our revenue from the services we provide to support the large non-agency MBS and non-conforming mortgage loan markets. In 2007, the aggregate principal value of new issuances of non agency MBS was $707 billion, up from $136 billion in 2000, although the 2007 total was down significantly from $1,146 billion in 2006. The principal balance of non-conforming mortgage loan originations was $1,168 billion in 2007, up from $390 billion in 2000, although the 2007 total was down significantly from $1,910 billion in 2006. Securitization rates for non-conforming mortgage loans have increased from 34.6% in 2000 to 57.9% in 2007, however the 2007 rate was down slightly from 58.8% in 2006. We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be significantly lower in 2008 than in 2007. With recovery in the mortgage markets, we believe that several factors support the demand for our services over the long-term, including:

  •
  investors' growing demand for transparency, independent validation of data and third-party oversight of loans collateralizing MBS;

  •
  the desire for outsourced services by capital markets firms and other major mortgage loan market participants; and

  •
  the increased complexities and requirements of federal, state and local regulations applicable to the mortgage loan industry.

        Our revenue is also driven by non-agency MBS issuance and the aggregate number of non-conforming mortgage loan originations. Changes in the volume of non-agency MBS issuances and non-conforming mortgage loan originations may impact the number of loans for which we perform our services, leading to a corresponding change in gross revenue. We are increasingly utilizing our centralized underwriting facilities to perform our services which should reduce the amount of per-loan travel expenses.

        The volume of non-agency MBS securitizations declined by 38% and non-conforming mortgage loan originations declined by 39% in 2007 as compared to 2006. The markets deteriorated throughout 2007, with non-agency MBS issuance declining by 81% and non-conforming loan originations declining by 69% in the fourth quarter as compared to the comparable period in 2006. In 2007, the non-conforming mortgage sector was characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination volumes, downgrades by credit rating agencies, decreasing liquidity in the secondary mortgage market and reductions in personnel, among others. In addition, nearly all industry participants project that the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be lower in 2008 than 2007. In response to the current environment, we are optimizing our organizational structure by reducing operating costs, including a reduction in the number of employees and the closure of certain operating locations. Should the market continue to deteriorate and result in significantly decreased revenues, additional reductions to our operating costs could result. We do believe the non-agency MBS securitizations and non-conforming mortgage loan markets will rebound from the volumes experienced in the fourth quarter of 2007; however, the timing and magnitude of this recovery is uncertain. While we expect these conditions will impact our earnings adversely in the near term, we believe that the challenges facing the industry could ultimately benefit us. We believe there will be continued demand for new loan products and increased home ownership driven in part by first-time homeowners. In addition, we believe MBS investors and regulators will seek additional transparency, independence and disclosure relating to data provided on the loans collateralizing MBSs, which could increase demand for our services over the long term.

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

Basis of Presentation

        In preparing our financial statements in conformity with US GAAP, we have to make estimates and assumptions about future events that affect the amounts of reported assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of our accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, we cannot assure that actual results will not differ significantly from estimated results. We base these judgments on our historical experience, management's forecasts and other available information, as appropriate.

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

        We derive most of our revenue from professional service activities. Revenue consisting of billed fees and pass-through expenses is recorded as work is performed and expenses are incurred. Revenue also includes expenses billed to clients, which include travel and other out-of-pocket expenses, and other reimbursable expenses. Revenue also includes termination fees in connection with clients' early termination of contracts.

        We record provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenue. Revenue recognized, but not yet billed to clients, has been recorded as unbilled receivables in the Company's consolidated balance sheets.

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock Based Compensation" which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board ("APB") Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) became effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all awards granted to employees. On January 1, 2006, we adopted SFAS No. 123(R) and it did not have a material impact on our financial statements.

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

        Options to purchase 27,500 shares were granted in the year ended December 31, 2007, with an average exercise price of $12.58 per share. In addition, 1,131,832 shares of restricted stock were awarded during the year ended December 31, 2007.

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

        In the quarter ended December 31, 2007, the Company recorded a charge of $2,334,896 to reflect the impairment of software associated with the transaction management segment.

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

        The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). An impairment test was conducted in June 2007 and there was no impairment to goodwill or other intangibles. During the fourth quarter of 2007, due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of mortgage loan and securitization activity for 2008 and 2009, the Company re-tested its goodwill and other intangible assets for impairment and determined that certain goodwill and other intangible assets were impaired.

        In the quarter ended December 31, 2007, the Company recorded a charge of $90,508,095 to reflect the impairment of goodwill and other intangible assets associated with the transaction management segment. In December 2006, the Company recorded a charge of $279,458 to reflect the impairment of certain customer relationships associated with the special servicing segment. In October 2005, the Company's Board of Directors approved the discontinuance of the use of the trade name "Murrayhill" and the Company recorded an impairment charge of $1,631,700.

Income Taxes

        We recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize deferred tax assets if it is more likely than not that the assets will be realized in future years and a valuation allowance on the deferred tax assets if they are deemed to be impaired.

        We adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007.

Revenue

        We generate a majority of our revenue by providing professional outsourced services across the lifecycle of a mortgage loan.

        Our transaction management services are provided under "time-and-materials" or per-file billing arrangements. Under "time-and-materials" arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per-file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per-file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenue also includes termination fees in connection with client's early termination of contracts. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our consolidated balance sheets. For the years ended December 31, 2007 and 2006, transaction management revenue accounted for 63.6% and 79.4%, respectively, of total revenue. Due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of lower mortgage loan and securitization activity for 2008 and 2009, we believe the demand for our transaction management services, and therefore our revenues, will be lower in the foreseeable future. During the last half of 2007, we instituted a cost reduction program which included workforce reductions and limits regarding discretionary spending in order to scale back expenditures to reflect the decline in our revenues. In addition, we continue to develop new products and services and actively seek new customers for our existing products and services. We believe these actions will mitigate the effect of the downturn in the subprime market on the financial performance of our transaction management business and position us to capitalize on opportunities when the industry recovers and transaction volumes rebound. However, there can be no assurance that these actions will be successful.

        Our credit risk management and surveillance services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. Revenues in this business segment are dependent upon the value of loans subject to surveillance. Based on the factors noted above, we believe the volume of new securitizations will decline in the foreseeable future. As a result, it is likely that the size of the portfolio of loans under surveillance will decline, as loan satisfactions are anticipated to exceed new loans being added to our surveillance portfolio. Therefore, our revenues in this business segment are likely to decrease. These fees are recognized each month as services are rendered. For the years ended December 31, 2007 and 2006, surveillance services revenue accounted for 29.6% and 15.0%, respectively, of total revenue.

        Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per loan per month basis as well as incentive fees. For the years ended December 31, 2007 and 2006, special services revenue accounted for 6.8% and 5.6%, respectively, of total revenue. Our contract with one customer within this unit expired as of December 31, 2007 and was not renewed. Revenues from this customer were $6.6 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively.

        For the year ended December 31, 2007, no single client represented greater than 10% of revenues.

        For the year ended December 31, 2006, revenue from our largest two clients, Morgan Stanley and Deutsche Bank, accounted for an aggregate of 24.4% of total revenue. Each of these clients accounted for more than 10% of our total revenue. This revenue is primarily associated with the transaction management segment.

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

Travel and Related Expenses

        Travel and related expenses consist of expenses incurred in enabling employees and independent loan review specialists to travel to clients' sites and are comprised of airfare, hotel and car rental expenses. A majority of these expenses are either directly billed to clients or included in the per-file rates charged. As such, these expenses are directly or indirectly included in our revenue.

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

        We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill. The allocation of the purchase price to these intangible assets is based on a number of significant assumptions as determined by us and in the case of material acquisitions our independent appraisal expert, including evaluations of the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions result in the determination that the value of the goodwill and acquired intangible assets has been impaired, we could incur write-downs of goodwill or intangible assets, or changes in the estimation of useful lives of those intangible assets. In accordance with SFAS No. 142, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

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

        We evaluate all of our long-lived assets, including intangible assets other than goodwill and fixed assets, periodically for impairment in accordance with SFAS No. 144. SFAS No. 144 requires that long-lived assets be evaluated for impairment when events or changes in facts and circumstances indicate that their carrying value may not be recoverable. If events or circumstances indicate that the carrying value of an asset may not be recoverable, the amount of impairment will be measured as the difference between the carrying value and the fair value of the impaired asset. An impairment will be recorded as an operating expense in the period of the impairment and as a reduction in the carrying value of that asset. In the quarter ended December 31, 2007, the Company recorded a charge of $90,508,095 to reflect the impairment of certain goodwill and other intangibles associated with the transaction management segment. In December 2006, the Company recorded a charge of $279,458 to reflect the impairment of certain customer relationships associated with portfolio management. In October 2005, the Company's Board of Directors approved the discontinuance of the use of the trade name "Murrayhill" and the Company recorded an impairment charge of $1,631,700.

Net Interest Expense

        Net interest expense consists of interest paid on our debt net of interest received on our cash balances.

        Interest expense for the year ended December 31, 2007, primarily consisted of interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit. Our term loan had a balance at January 1, 2007, of $64,598,998, and $48,899,269 at December 31, 2007. On February 21, 2008, in connection with an amendment to our credit agreement, the interest rate on amounts outstanding under our debt facility increased 125 basis points to LIBOR plus 3% or the Prime Rate plus 2%.

        Interest expense for the year ended December 31, 2006, primarily consisted of interest on our term loan, amortization of debt issuance costs related to the term loan and revolving line of credit, and interest on our revolving line of credit. Our term loan had a balance at January 1, 2006 of $150,000,000, and $64,598,998 at December 31, 2006.

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

Loss from Extinguishment of Debt

        Due to the prepayment of $15,000,000 on our term loan during the year ended December 31, 2007, we expensed a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $45,043 during the first quarter of 2007, $45,289 during the second quarter of 2007 and $43,568 during the third quarter of 2007.

        On March 29, 2006, following our initial public offering, we repaid $70,000,000 of the outstanding balance on our $150,000,000 term loan and the entire $7,400,000 outstanding balance on our revolving line of credit. Due to the prepayment of $70,000,000 on our term loan, we expensed a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $746,002. On December 11, 2006, we repaid an additional $15,000,000 of the outstanding balance on the term loan. Due to this repayment, we expensed an additional portion of the debt issuance costs on the term loan and recorded a loss from extinguishment of debt of $139,943.

Results of Operations

        The following table sets forth certain operating data as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of services:
Compensation expense	47.5%	48.5%	48.0%
Travel and related expenses	7.3%	11.2%	14.4%
Other direct costs	3.8%	4.2%	2.9%

Total cost of services	58.6%	63.9%	65.3%

Gross profit	41.4%	36.1%	34.7%
Operating expenses:
Salaries and benefits	13.8%	9.1%	9.1%
Other selling, general and administrative expenses	15.3%	8.0%	8.3%
Depreciation and amortization	6.1%	3.2%	2.3%
Amortization of intangibles	6.1%	4.4%	4.9%
Impairment on intangibles	60.8%	0.1%	0.8%

Total operating expenses	102.1%	24.8%	25.4%

(Loss) income from continuing operations	(60.7)%	11.3%	9.3%
Other income	0.0%	0.0%	0.0%
Interest expense, net	2.4%	3.4%	3.9%
Loss from extinguishment of debt	0.1%	0.4%	1.4%

(Loss) income from continuing operations before provision for income taxes	(63.2)%	7.4%	4.0%
Income tax (benefit) expense	(2.8)%	3.0%	1.6%

(Loss) income from continuing operations	(60.4)%	4.4%	2.4%
Loss from discontinued operations	(3.3)%	(1.0)%	0.0%

Net (loss) income	(63.7)%	3.4%	2.4%

Comparison of Years Ended December 31, 2007 and 2006

Revenue

        Our consolidated revenue was $152.6 million for fiscal 2007, a decrease of $80.1 million or 34.4%, compared to revenue of $232.7 million for fiscal 2006. The decrease was primarily due to reduced transaction management revenue as a result of the significant decline in non-agency MBS issuance in 2007. Non-agency MBS issuance in 2007 declined by 38% as compared to 2006, and the issuance market deteriorated throughout 2007, with issuance in the fourth quarter declining by 81% as compared to the fourth quarter of 2006. Our revenues also declined throughout 2007, and total revenue in the fourth quarter of $24.8 million declined by 58.5% as compared to the fourth quarter of 2006. The subprime and Alt-A segments of the non-agency MBS market, which have historically been the focus of the Company's transaction management services, nearly stopped all activity by the end of 2007.

        The Company's due diligence and conduit revenues are highly dependent on non-agency securitization activity and declined by $70.4 million and $16.7 million, respectively, in 2007 as compared to 2006. These reductions, along with lesser reductions in special servicing, staffing services and compliance services revenues, were partially offset by an increase in surveillance revenue and the acquisition of Clayton Euro Risk, or CER. Our total revenue per domestic loan increased by 36.7%, as revenues from our non-loan related surveillance and consulting businesses and from CER increased as a percentage of overall revenues. The number of domestic loans serviced during 2007 decreased by 52.6% as compared to fiscal 2006, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, as a result of the market conditions described above. Revenues per loan in our core due diligence business increased by 1.0% as an increase in non-loan related special due diligence projects involving distressed lenders offset an increase in the percentage of loans serviced in our centralized underwriting facility.

Transaction Management

        Transaction management revenue was $97.1 million for fiscal 2007, a decrease of $87.5 million or 47.4%, compared to revenue of $184.6 million for fiscal 2006. The decrease was primarily due to a 52.6% reduction in loans serviced, due to the weak non-conforming mortgage and MBS markets during the period. Our due diligence and conduit revenues are highly dependent on non-agency securitization activity and declined by $70.4 million and $16.7 million, respectively, in 2007 as compared to 2006. Revenue for fiscal 2007 includes a termination fee of approximately $0.5 million in connection with a client's early termination of a contract for conduit support services. We do not expect to generate material revenues from conduit support services in 2008.

Special Servicing

        Special servicing revenue was $10.4 million for fiscal 2007, a decrease of $2.7 million or 20.6%, compared to revenue of $13.1 million for fiscal 2006. The decrease was primarily due to the termination of a tax lien servicing contract during the third quarter of 2006, and reduced incentive and monthly fees from our non-performing loan servicing contracts. One contract, which contributed $6.6 million of revenue in 2007, was not renewed for 2008. As a result, special servicing revenue is expected to decline in 2008.

Surveillance

        Surveillance revenue was $45.1 million for fiscal 2007, an increase of $10.1 million or 28.9%, compared to revenue of $35.0 million for fiscal 2006. The increase was primarily due to an increase in the value of assets monitored and an increase in our putback review business.

Cost of Services

        Our cost of services was $89.5 million for fiscal 2007, a decrease of $59.2 million or 39.8%, compared to cost of services of $148.7 million for fiscal 2006. This decrease was attributable to the specific factors discussed below.

        Compensation Expense.    Compensation expense was $72.5 million for fiscal 2007, a decrease of $40.4 million or 35.8%, compared to compensation expense of $112.9 million for fiscal 2006. The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

        Travel and Related Expenses.    Travel and related expenses were $11.2 million for fiscal 2007, a decrease of $14.9 million or 57.1%, compared to travel and related expenses of $26.1 million for fiscal 2006. The decrease was primarily due to reduced field due diligence loan volumes and staffing services engagements. Travel expenses per loan decreased by 9.8% due to an increase in the percentage of loans serviced in our centralized underwriting facility.

        Other Direct Costs.    Other direct costs were $5.8 million for fiscal 2007, a decrease of $3.9 million or 40.2%, compared to other direct costs of $9.7 million for fiscal 2006. The decrease was primarily due to reduced third-party appraisal vendor fees due to reduced due diligence volumes.

Operating Expenses

        Operating expenses were $155.8 million for fiscal 2007, an increase of $98.0 million, or 170%, compared to operating expenses of $57.8 million for fiscal 2006. This increase was attributable to the specific factors discussed below.

        Salaries and Benefits.    Salaries and benefits were $21.1 million for fiscal 2007, a decrease of $0.2 million or 0.9%, compared to salaries and benefits of $21.3 million for fiscal 2006. This decrease was primarily due to reduced bonus expense due to the weaker financial results, largely offset by increased information technology compensation expense, severance expense, benefit costs and stock-based compensation expense, due to restricted stock issued during 2007.

        Other Selling, General and Administrative Expenses.    Other selling, general and administrative expenses were $23.3 million for fiscal 2007, an increase of $4.8 million or 25.9%, as compared to selling, general and administrative expenses of $18.5 million for fiscal 2006. This increase was due to higher occupancy expenses, due to the relocation of the Tampa centralized underwriting operations to a new facility, increased professional fees, bad debt expense, telecommunications and insurance expenses and due to expenses from CER, which was acquired in April 2007. These increases were partially offset by reduced recruiting expenses.

        Depreciation and Amortization.    Depreciation and amortization was $9.3 million for fiscal 2007, an increase of $1.8 million or 24.0%, compared to depreciation and amortization of $7.5 million for fiscal 2006. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use.

        Amortization of Intangibles.    Amortization of intangibles was $9.3 million for fiscal 2007, a decrease of $0.9 million or 8.8%, compared to amortization of intangibles of $10.2 million for fiscal 2006. This decrease was primarily due to the impairment of intangibles in the fourth quarter of 2007 as described below. As a result of the impairment, amortization expense is expected to decline significantly in 2008.

        Loss on Impairment.    Loss on impairment was $92.8 million in fiscal 2007, representing the charge recorded in the quarter ended December 31, 2007 for the impairment of certain goodwill, other intangibles, and software associated with the transaction management segment. Loss on impairment was $0.3 million in fiscal 2006, representing the charge recorded in December 2006 for the impairment of certain customer relationships associated with the special servicing segment.

Interest Expense, net

        Interest expense, net was $3.7 million for fiscal 2007, a decrease of $4.3 million or 53.7%, compared to interest expense, net of $8.0 million for fiscal 2006. Interest expense is net of interest income of $0.9 million and $0.5 million for fiscal 2007 and 2006, respectively. This decrease was due to reduced borrowings on our term loan and, to a lesser extent, reduced borrowings on our line of credit and a reduction of the interest rate on the term loan and increased interest income due to higher cash balances during 2007. See "—Liquidity and Capital Resources."

Loss from Extinguishment of Debt

        For fiscal 2007, we recognized a loss from extinguishment of debt of $0.1 million due to the expensing of debt issuance costs as a result of total prepayments of $15.0 million on our term loan during this period. For fiscal 2006, we recognized a loss from extinguishment of debt of $0.9 million due to the expensing of debt issuance costs as a result of total prepayments of $85.0 million on our term loan during this period. See "—Liquidity and Capital Resources."

Income Taxes

        Income taxes for fiscal 2007 were a benefit of $4.3 million, compared to expense of $7.1 million for fiscal 2006. This change was primarily due to changes in taxable income and our effective tax rate. Our effective tax rate for 2007 is not comparable to our effective tax rate of 41.3% for 2006 principally due to the establishment of the valuation allowance that was determined by estimating the recoverability of the deferred tax assets. See note 12 to consolidated financial statements for further discussion of the valuation allowance.

Discontinued Operations

        Results for fiscal 2007 include a pre-tax loss on disposal of $5.3 million consisting of a non-cash pre-tax impairment charge of a $4.7 million relating to impairment of goodwill, intangible assets and property and equipment recognized in the first quarter of 2007, and facility closure costs and the write-off of property and equipment during the remainder of 2007 totaling $0.6 million. CLS operating results for fiscal 2007 included revenue of $0.7 million, an operating loss of $2.3 million, a pre-tax loss of $2.4 million, an income tax benefit of $0.8 million and a net loss of $1.6 million. CLS operating results for fiscal 2006 included revenue of $6.5 million, an operating loss of $3.7 million, a pre-tax loss of $3.8 million, an income tax benefit of $1.5 million and a net loss of $2.3 million.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

        Our consolidated revenue was $232.7 million for fiscal 2006, an increase of $25.2 million or 12.1%, compared to revenue of $207.5 million for fiscal 2005. The increase was primarily due to an increase in volume in our conduit support services, special servicing and professional staffing services businesses as well as growth in our surveillance services due in part to an increased joint sales effort following the combination of Clayton Fixed Income Services, Inc. (CFIS) and Clayton. Due to growth in our non-loan related services, our total revenues per loan increased 9.2%. The number of loans serviced during 2006 increased 4.0% as compared to fiscal 2005 as growth in our conduit support services offset a reduction in loans serviced in our core due diligence business. Revenues per loan in our core due diligence business were flat during the period as increased revenue per loan from appraisals offset the impact of an increase in the percentage of loans serviced in our central underwriting facility and an increase in the prevalence of other file reviews, in which we verify a limited number of data points in a loan file.

Transaction Management

        Transaction management revenue was $184.6 million for fiscal 2006, an increase of $11.2 million or 6.5%, compared to revenue of $173.4 million for fiscal 2005. The increase was primarily due to growth in our conduit support services and professional staffing services businesses. These increases were partially offset by a reduction in revenue from our due diligence business due to a reduction in the number of loans serviced.

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

Cost of Services

        Our cost of services was $148.7 million for fiscal 2006, an increase of $13.2 million or 9.7%, compared to cost of services of $135.5 million for fiscal 2005. This increase was attributable to the specific factors discussed below.

        Compensation Expense.    Compensation expense was $112.9 million for fiscal 2006, an increase of $13.2 million or 13.2%, compared to compensation expense of $99.7 million for fiscal 2005. The increase was primarily due to the growth in our conduit support services, surveillance services, professional staffing services and special servicing and consulting businesses.

        Travel and Related Expenses.    Travel and related expenses were $26.1 million for fiscal 2006, a decrease of $3.7 million or 12.4%, compared to travel and related expenses of $29.8 million for fiscal 2005. Travel expenses per loan decreased by 15.7%, as reduced travel expenses per loan in our core due diligence business offset increased travel expense in our non-loan related professional staffing services business. Travel expenses per loan in our core due diligence business declined due to an increase in the percentage of loans serviced in our centralized underwriting facility.

        Other Direct Costs.    Other direct costs were $9.7 million for fiscal 2006, an increase of $3.7 million or 61.7%, compared to other direct costs of $6.0 million for fiscal 2005. The increase was primarily due to an increase in third-party appraisal fees due to an increase in appraisal revenue in our due diligence business.

Operating Expenses

        Operating expenses were $57.8 million for fiscal 2006, an increase of $5.2 million or 9.9%, compared to operating expenses of $52.6 million for fiscal 2005. This increase was attributable to the specific factors discussed below.

        Salaries and Benefits.    Salaries and benefits were $21.3 million for fiscal 2006, an increase of $2.4 million or 12.7%, compared to salaries and benefits of $18.9 million for fiscal 2005. Salaries and benefits expense for fiscal 2006 included $0.6 million of expense related to the acceleration of vesting of certain stock options as a result of the Company's initial public offering in March 2006. The remaining increase was primarily due to the costs of additional administrative, finance, human resources, technology and executive personnel which were added in preparation for becoming a public company.

        Other Selling, General and Administrative Expenses.    Other selling, general and administrative expenses were $18.5 million for fiscal 2006, an increase of $1.3 million or 7.6%, as compared to selling, general and administrative expenses of $17.2 million for fiscal 2005. This increase was due to general increases in occupancy, corporate governance, insurance, recruiting, relocation, non-reimbursable travel and telecommunications costs relating to growth in our business, and becoming a public company. These increases were partially offset by reduced consulting expenses and professional fees.

        Depreciation and Amortization.    Depreciation and amortization was $7.5 million for fiscal 2006, an increase of $2.8 million or 59.6%, compared to depreciation and amortization of $4.7 million for fiscal 2005. This increase was primarily due to depreciation recorded on additional property and equipment and software developed for internal use. These additions were made to enhance our corporate infrastructure and technology platform in support of the growth in business operations and in preparation for becoming a public company.

        Amortization of Intangibles.    Amortization of intangibles was $10.2 million for fiscal 2006 and fiscal 2005.

        Loss on Impairment.    Loss on impairment was $0.3 million in fiscal 2006, representing the charge recorded in December 2006 for the impairment of certain customer relationships associated with the special servicing segment. In October 2005, we discontinued the use of the trade name "Murrayhill," and recorded an impairment charge of $1.6 million, affecting the surveillance segment.

Interest Expense, net

        Interest expense, net was $8.0 million for fiscal 2006, a decrease of $0.2 million or 2.4%, compared to interest expense, net of $8.2 million for fiscal 2005. This decrease was due to decreased borrowings under our credit facilities primarily due to the prepayment of $70.0 million owed under our senior term loan following our initial public offering in March 2006 and higher interest income, partially offset by increased borrowings outstanding under our credit facilities during the first three months of the year prior to our initial public offering. See "—Liquidity and Capital Resources."

Loss from Extinguishment of Debt

        Loss from extinguishment of debt for fiscal 2006 was $0.9 million due to the expensing of debt issuance costs as a result of $15.0 million prepayment during the fourth quarter of 2006 and a $70.0 million prepayment on our term loan following our initial public offering. Loss from extinguishment of debt was $3.0 million in 2005. In connection with the execution of our new credit agreement in December 2005, we expensed unamortized deferred financing costs and paid prepayment fees related to our previous debt facilities aggregating $3.0 million. See "—Liquidity and Capital Resources."

Income Taxes

        Income taxes for fiscal 2006 were $7.1 million, an increase of $3.9 million, compared to income taxes of $3.2 million for fiscal 2005. This increase was primarily due to changes in taxable income and the effective tax rate. The effective tax rate for 2006 was 41.3% as compared with 38.5% for 2005. This increase was principally due to the establishment of tax reserves and a change in the mix of earnings.

Discontinued Operations

        Discontinued operations for fiscal 2006 represent the operating results of CLS which included revenue of $6.5 million, an operating loss of $3.7 million, a pre-tax loss of $3.8 million, an income tax benefit of $1.5 million and a net loss of $2.3 million.

Liquidity and Capital Resources

        Historically, we have financed our operations and growth from cash flow from operations and bank borrowings. Due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of lower mortgage loan and securitization activity for 2008 and 2009, we believe the demand for our services, and therefore our revenues, will be lower in the foreseeable future. Based on our anticipated level of transaction volumes and revenues, we believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement, will be sufficient to finance our current operations, planned capital expenditures and new product initiatives through the next twelve months. During the last half of 2007, we instituted a cost reduction program which included workforce reductions and limits regarding discretionary spending in order to scale back expenditures to reflect the decline in our revenues. In addition, we continue to develop new products and services and actively seek new customers for our existing products and services. We believe these actions will mitigate the effect of the downturn in the subprime market on the financial performance of our transaction management business and position us to capitalize on opportunities when the industry recovers and transaction volumes rebound. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement additional cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the beginning of 2009.

        On February 28, 2006, the Company's Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

        Immediately prior to the completion of our initial public offering on March 29, 2006, the following transactions occurred:

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

        Our net proceeds of $131.8 million from our initial public offering, net of $14.8 million of offering expenses and the underwriting discount, were used to:

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

  •
  fund $1.6 million of working capital.

        On February 3, 2006, we acquired substantially all of the assets and assumed certain liabilities of CLS (formerly known as Mortgage Resource Network) for an aggregate purchase price and fees aggregating approximately $5.3 million. Working capital was used to fund the acquisition of such assets and assumed liabilities. On March 28, 2007, the Company's Board of Directors approved the recommendation of management that it discontinue the operations of CLS. CLS ceased operations on June 30, 2007.

        Our operating activities provided cash of $39.2 million, $39.1 million and $3.9 million in fiscal 2007, 2006 and 2005, respectively. Cash provided from operations is generated primarily from net (loss) income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations in 2007 resulted from a net loss of $97.2 million, which included a $3.5 million loss on disposal of discontinued operations and a $1.6 million loss from discontinued operations, and $113.6 million of non-cash charges plus $17.7 million from a net decrease in operating assets, primarily due to a decrease in accounts receivable and unbilled receivables partially offset by a decrease in accrued expenses. Cash provided by operations in 2006 was generated from net income of $7.9 million, which included a $2.3 million loss from discontinued operations, and $20.4 million of non cash charges plus $8.5 million from a net decrease in current assets, primarily due to an increase in accrued expenses and a decrease in prepaid taxes and prepaid expenses. Cash provided by operations in 2005 resulted from $5.0 million of net income plus $19.3 million of non cash charges and was negatively impacted by a net increase in operating assets of $20.4 million primarily from an increase in the balance of accounts receivable as a result of an increase in the amount of time receivables remained outstanding. We believe cash flow from operations will be sufficient to finance our current operations through the beginning of 2009.

        Our investing activities used cash of $8.2 million, $14.2 million and $35.2 million in fiscal 2007, 2006 and 2005, respectively. Cash used in investing activities in 2007 primarily consisted of capital expenditures and the acquisition of CER. Cash used in investing activities in 2006 primarily consisted of the CLS acquisition and capital expenditures. Cash used in investing activities in 2005 primarily consisted of capital expenditures and the acquisition of substantially all of the assets of NISYS, Inc.

        Our financing activities used cash of $13.6 and $5.7 million in fiscal 2007 and 2006, respectively, and provided cash of $26.1 million in fiscal 2005. The principal uses of cash in financing activities in 2007 were the repayment of principal on the term loan, partially offset by proceeds from stock option exercises and excess tax benefits from share-based compensation arrangements. The principal uses of cash in financing activities in 2006 were the redemption of preferred stock and repayments of outstanding debt under our credit facility described above. This was partially offset by the proceeds from the initial public offering described above and, to a lesser extent, borrowings under our revolving credit agreement. The principal sources of cash from financing activities in 2005 were borrowings under our prior revolving credit agreement, partially offset by loan repayments and distributions to shareholders.

        Cash paid for interest expense was $4.5 million, $7.8 million and $8.0 million in fiscal 2007, 2006 and 2005, respectively. In 2007 and 2006, the majority of interest expense was paid on borrowings outstanding under our term loan. In 2005, the majority of interest expense was paid on borrowings outstanding under our subordinated notes, senior subordinated notes, prior revolving line of credit and prior term loan.

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

        The credit agreement terminates on December 8, 2011. As of December 31, 2007, principal repayments on the term loan of $124,743 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

        The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. As of December 31, 2007, we were in compliance with all debt covenants. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

        At December 31, 2007, loans under the Credit Agreement bore interest at the applicable LIBOR rate plus 1.75% or Prime Rate plus 0.75%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined in the Credit Agreement.

        At December 31, 2007, there was an outstanding balance of $48.9 million under the term loan and no outstanding balance under the revolving credit facility.

        On February 21, 2008, in connection with an amendment to its debt facility, the Company repaid $25.0 million of its outstanding term loan balance. As a result of this payment, our quarterly principal repayments on the term loan were reduced to $60,968. Other amendments to the facility include a reduction of the revolving debt facility from $50.0 million to $10.0 million and an increase of 125 basis points in the interest rate associated with the debt facility to LIBOR plus 3% or the Prime Rate plus 2%. In addition, the amendment waives compliance with financial covenants existing prior to the amendment until March 31, 2009, requires us to maintain a minimum $6.0 million of liquidity (including any unused portion of the $10.0 million revolver commitment), requires that any borrowings outstanding under the revolver be repaid by March 31, 2009 and requires that a $5.0 million payment be made by March 31, 2009.

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

Contractual Obligations

        The following table describes our cash commitments, in thousands, to settle contractual obligations as of December 31, 2007.

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Term loans and loans payable	$48,899	$499	$998	$47,402	$—
Capital lease obligations	424	179	232	13	—
Operating lease obligations	13,113	2,877	3,654	2,496	4,086

Total	$62,436	$3,555	$4,884	$49,911	$4,086

        See Note 11, "Commitments and Contingencies" to consolidated financial statements. See Note 20, "Subsequent Events" to consolidated financial statements for events occurring subsequent to December 31, 2007 that reduce the cash commitments disclosed in the above "Contractual Obligations" table.

        As further discussed in Note 12 to consolidated financial statements, we adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2007, we had approximately $2.2 million of unrecognized tax benefits which are not included in the above "Contractual Obligations" table. Due to the inherent uncertainty of the underlying tax positions, it is not practical to assign the liability as of December 31, 2007 to any particular years in the table.

        Interest payments due on the above amounts total $13,170.

Off-Balance-Sheet Arrangements

        As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Other Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109." FIN 48, which clarifies Statement 109, "Accounting for Income Taxes," established the criterion that an individual tax position had to meet for some or all of the benefits of that position to be recognized in our financial statements. On initial application, FIN 48 applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continue to be recognized. The cumulative effect of applying FIN 48 was reported as an adjustment to retained earnings at the beginning of the period in which it was adopted. FIN 48 was effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. It did not have a material impact on our financial condition or results of operations. See Note 12 to the consolidated financial statements for additional information.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157, however, we do not expect that SFAS No. 157 will have a material impact on our consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159, however, we do not expect that SFAS No. 159 will have a material impact on our consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact of SFAS No. 141(R) on our consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Changes in interest rates impact our interest income from cash and cash equivalents and our interest expense on borrowings under our revolving line of credit and term loan facilities, which carry interest rates that vary in direct relationship to changes in LIBOR and the Prime Rate. We had $40.2 million of cash and cash equivalents and $48.9 million of floating rate indebtedness outstanding at December 31, 2007. Based on the assets and liabilities as of December 31, 2007, and assuming the balances of these assets and liabilities remain unchanged for the subsequent twelve months, a 1% increase or decrease in LIBOR and the Prime Rate would change our net income by approximately $0.1 million.

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

        As of December 31, 2007, approximately 6% of our assets and liabilities were subject to foreign currency exchange fluctuations. During the year ended December 31, 2007, approximately 4% of our revenues and approximately 2% of our expenses were denominated in foreign currencies. The impact on the value of our assets and liabilities and on our revenues and expenses from foreign currency exchange rate risk is based on a number of factors, including the exchange rate (and the change in the exchange rate from the prior period) between a foreign currency and the U.S. dollar and the amounts received or expenses paid that are denominated in foreign currencies. We do not currently hedge our foreign currency exchange rate risk. However, based upon the proportion of our assets, liabilities, revenue and expenses denominated in foreign currencies, we do not believe that a 10% change in the value of the U.S. dollar against the Euro or the British pound sterling would have a material impact on our operating results or financial condition.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements together with the related notes and the reports of Grant Thornton LLP are set forth beginning on page F-1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We evaluated, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the

effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective as of December 31, 2007.

        We do not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud as a result of inherent limitations in a cost effective control system. These inherent limitations include the realities that judgments in decision-making are faulty or based on information available at a point in time, and that breakdowns can occur because of simple error or mistake. A cost effective control system is designed to reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result, no evaluation of controls can provide absolute assurance that all control issues and misstatements due to error or fraud, if any, within the company have been prevented or detected. Accordingly, the Company's evaluation is designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are in place and operational.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Grant Thornton LLP, an independent registered public accounting firm has audited the effectiveness of the Company's internal control over financial reporting and, based on this audit, issued its report included in Item 8. This report appears on page F-3.

Changes in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

        Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Nominating and Compensation Committee Report on Executive Compensation" and "Audit Committee Report" to be incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders.

Item 10.    Directors and Executive Officers of the Registrant

        Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Code of Ethics

        The Company has adopted a "code of ethics," as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of the Company's directors and employees worldwide, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct is available at the Corporate Governance section of the Company's website at http://www.clayton.com. A copy of the Code of Business Conduct may also be obtained, free of charge, from the Company upon a request directed to: Clayton Holdings, Inc., 2 Corporate Drive, Shelton, CT 06484, Attention: Secretary. The Company intends to disclose any amendment to or waiver of a provision of the Code of Business Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website available at http://www.clayton.com.

        For more corporate governance information, you are invited to access the Corporate Governance section of the Company's website available at http://www.clayton.com.

Item 11.    Executive Compensation

        Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Certain information required by this Item 12 relating to equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions

        Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 14.    Principal Accounting Fees and Services

        Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Principal Accounting Fees and Services" in our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

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

    (3)
    Exhibits:  Exhibits are as set forth in the section entitled "Exhibit Index" which follows the section entitled "Signatures" in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2008

CLAYTON HOLDINGS, INC. (Registrant)
By:	/s/ FREDERICK C. HERBST Frederick C. Herbst, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

        KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Frank P. Filipps, Frederick C. Herbst and Steven L. Cohen, and each of them singly, such person's true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK P. FILIPPS Frank P. Filipps	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ FREDERICK C. HERBST Frederick C. Herbst	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ DAVID GILBERT David Gilbert	Director	March 14, 2008
/s/ ROGER B. KAFKER Roger B. Kafker	Director	March 14, 2008

/s/ BRIAN L. LIBMAN Brian L. Libman	Director	March 14, 2008
/s/ FRANK L. RAITER Frank L. Raiter	Director	March 14, 2008
/s/ THOMAS J. SKELLY Thomas J. Skelly	Director	March 14, 2008
/s/ MICHAEL M. SONDERBY Michael M. Sonderby	Director	March 14, 2008

EXHIBIT INDEX

Number	Description	Method of Filing
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
3.2	Amended and Restated By-laws of the Registrant	Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
4.2	Registration Rights Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.1	2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.2	Form of Incentive Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.3	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.4	2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
10.5	Form of Incentive Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006

10.7	Form of Restricted Stock Award Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.8	Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.9	Employment Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.10	Employee Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.11	Amended and Restated Non-Competition Agreement between Clayton Services, Inc. and Stephen M. Lamando, dated August 2, 2004	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.12	Employment Agreement between the Registrant and Frederick C. Herbst, dated September 19, 2005	Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.13	Employment Agreement between Clayton Services, Inc. and Steven L. Cohen, dated December 21, 2004	Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.14	Form of Indemnification Agreement between the Registrant and each of its Directors and its executive officers	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.15	Commercial Lease between Clayton Services, Inc. and Robert D. Scinto for 2 Corporate Drive, 8th Floor, Shelton, CT, dated December 2, 2002	Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.16	Commercial Lease between Clayton Fixed Income Services Inc. and Fifth Street—Denver Center, LLC for 1700 Lincoln Street, Suite 1600, Denver, CO, dated April 1, 2003, and as amended on March 15, 2004	Incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.17	Sublease Agreement between Clayton Services, Inc. and Employers Insurance Company of Wausau for 13101 Telecom Drive, Tampa Telecom Park, Temple Terrace, FL, dated August 11, 2004	Incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005

10.18	First Amendment to the Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of November 4, 2005	Incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.19	Sublease Agreement between Clayton Services, Inc. and Rx Solutions, Inc. for 13101 Telcom Drive, Tampa Telcom Park, Temple Terrace, FL, dated October 31, 2005.	Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on December 21, 2005
10.20	Credit Agreement, dated as of December 8, 2005, by and among the Registrant., as Company, the Lender listed therein, as Lenders, BNP Paribas, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent	Incorporated by reference to Exhibit 10.37 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on December 21, 2005
10.21	First Amendment, dated as of January 11, 2006, to Credit Agreement, dated as of December 8, 2005, by and among the Registrant., as Company, the Lender listed therein, as Lenders, BNP Paribas, as Administrative Agent and JPMorgan Chase Bank, N.A., as Syndication Agent	Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.22	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.39 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.23	Employment Agreement between the Registrant and David Keith Johnson, dated May 1, 2006	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on May 5, 2006
10.24	Separation Agreement between the Registrant and Louis Iannaccone, dated October 18, 2006	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on October 18, 2006
10.25	Lease, effective as of January 3, 2007, by and between Clayton Services, Inc. and FOA for approximately 51,134 square feet of office space located at 6302 East Dr. Martin Luther King, Jr. Boulevard, Tampa, Florida, dated January 3, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on January 5, 2007
10.26	Form of Deferred Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.27	Amendment No. 1 to Employment Agreement between the Registrant and Frederick C. Herbst dated January 30, 2007	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007

10.28	Amendment No. 1 to Employment Agreement between the Registrant and Steven L. Cohen dated January 30, 2007	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.29	Amendment No. 1 to Employment Agreement between the Registrant and David Keith Johnson dated January 30, 2007	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.30	Amended and Restated Employment Agreement between the Registrant and Kevin J. Kanouff, dated March 23, 2007	Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007
10.31	Amendment No. 1 to 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007
10.32	Amendment No. 1 to 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007
10.33	Non-Employee Directors' Deferred Compensation Program	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.34	Form of Non-Employee Directors' Deferral Election	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.35	Amended and Restated Non-Employee Directors' Compensation Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.36	Award Letter between the Registrant and Frank P. Filipps, dated December 27, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.37	Award Letter between the Registrant and D. Keith Johnson, dated December 27, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.38	Award Letter between the Registrant and Frederick C. Herbst, dated December 27, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.39	Award Letter between the Registrant and Steven L. Cohen, dated December 27, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007

10.40	Second Amendment to Credit Agreement, dated as of April 27, 2006, by and among the Registrant, as Company, the Lender listed therein, as Lenders, and BNP Paribas, as Administrative Agent	Filed herewith
10.41	Third Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Registrant, as Company, BNP Paribas, as Administrative Agent, and the other Lenders party thereto	Filed herewith
10.42	Limited Waiver and Fourth Amendment to Credit Agreement, dated as of February 21, 2008, by and among the Registrant., as Company, the Financial Institutions listed therein, as Lenders, BNP Paribas, as Administrative Agent and the Subsidiary Guarantors	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 27, 2008
10.43	Lease Termination Agreement, dated as of February 29, 2008, by and between 2 Corporate Drive, LLC and Clayton Services, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 29, 2008
10.44	Amendment No. 2 to 2006 Stock Option and Incentive Plan	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
24.1	Power of Attorney	Included on signature page hereto
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Frank P Filipps, Chief Executive Officer and Director	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Frederick C Herbst, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications executed by Frank P. Filipps, Chief Executive Officer and Frederick C. Herbst, Chief Financial Officer	Filed herewith

CLAYTON HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clayton Holdings, Inc.

        We have audited the accompanying balance sheets of Clayton Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 12, Income Taxes to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2007, in connection with adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP
New York, New York
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clayton Holdings, Inc.

        We have audited Clayton Holdings, Inc. and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP
New York, New York
March 12, 2008

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,199,175	$22,881,553
Restricted cash	—	11,738,871
Accounts receivable, net of allowance for doubtful accounts of $744,819 and $191,569 as of December 31, 2007 and 2006, respectively	12,018,008	37,452,008
Unbilled receivables	4,457,016	14,950,591
Prepaid expenses and other current assets	2,417,402	3,251,642
Prepaid income taxes	6,130,680	1,790,828
Deferred tax assets	642,240	571,835
Assets of discontinued operations	—	5,014,936

Total current assets	65,864,521	97,652,264
Property and equipment, net	12,926,358	19,621,749
Goodwill	34,594,589	69,843,468
Intangible assets, net	13,234,627	74,293,680
Other assets, net	3,580,922	1,501,430

Total assets	$130,201,017	$262,912,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current portion	$25,423,152	$928,633
Accounts payable and accrued expenses	13,569,910	22,831,881
Servicer escrow liability	—	11,738,871
Liabilities of discontinued operations	—	18,880

Total current liabilities	38,993,062	35,518,265
Long-term debt and capital lease obligations, net of current portion	23,900,276	64,423,566
Deferred tax liabilities	660,461	4,088,816
Deferred revenue	223,382	203,729
Deferred rent	1,506,375	949,165
Other long-term liabilities	2,550,478	—

Total liabilities	67,834,034	105,183,541

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 22,110,457 and 20,688,556 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	221,105	206,886
Additional paid-in capital	144,947,790	141,255,632
Retained earnings (accumulated deficit)	(82,772,501)	16,266,532
Accumulated other comprehensive loss, net of tax	(29,411)	—

Total stockholders' equity	62,366,983	157,729,050

Total liabilities and stockholders' equity	$130,201,017	$262,912,591

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
Revenue	$152,596,588	$232,705,722	$207,502,420
Cost of services:
Compensation expense	72,538,785	112,952,879	99,674,973
Travel and related expenses	11,155,920	26,108,577	29,787,719
Other direct costs	5,790,550	9,676,810	6,065,735

Total cost of services	89,485,255	148,738,266	135,528,427

Gross profit	63,111,333	83,967,456	71,973,993
Operating expenses:
Salaries and benefits	21,059,518	21,266,178	18,911,359
Other selling, general and administrative expenses	23,281,929	18,516,933	17,181,042
Depreciation and amortization	9,286,370	7,557,868	4,693,611
Amortization of intangibles	9,304,821	10,167,462	10,175,444
Loss on impairment	92,842,991	279,458	1,631,700

Total operating expenses	155,775,629	57,787,899	52,593,156

(Loss) income from operations	(92,664,296)	26,179,557	19,380,837
Interest expense, net of interest income of $922,359, $474,359 and $114,724, respectively	3,735,290	7,985,745	8,189,192
Loss from extinguishment of debt	133,900	885,945	2,990,457
Other income	(28,174)	—	—

(Loss) income from continuing operations before income taxes	(96,505,312)	17,307,867	8,201,188
Income tax (benefit) expense	(4,316,297)	7,142,877	3,153,654

(Loss) income from continuing operations	(92,189,015)	10,164,990	5,047,534
Loss from discontinued operations:
Loss from operations (net of income tax benefit of $813,058, $1,475,090 and $0, respectively)	(1,568,405)	(2,288,524)	—
Loss on disposal (net of income tax benefit of $1,812,767)	(3,481,613)	—	—

Net (loss) income	$(97,239,033)	$7,876,466	$5,047,534

Basic (loss) income per share:
Continuing operations	$(4.41)	$0.55	$0.42
Discontinued operations	(0.24)	(0.12)	—

Total	$(4.65)	$0.43	$0.42

Diluted (loss) income per share:
Continuing operations	$(4.41)	$0.53	$0.41
Discontinued operations	(0.24)	(0.12)	—

Total	$(4.65)	$0.41	$0.41

Weighted average shares outstanding:
Basic	20,913,812	18,497,195	11,888,671

Diluted	20,913,812	19,281,552	12,304,627

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Number of shares		Value
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Additional paid- in capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance, January 1, 2005	3,276,994	357,020	$32,770	$3,570	$3,844,675	$—	$3,342,532	$7,223,547
Exercise of options	4,613	—	46	—	19,001	—	—	19,047
Stock based compensation	—	—	—	—	252,151	—	—	252,151
Net income	—	—	—	—	—	—	5,047,534	5,047,534

Balance, December 31, 2005	3,281,607	357,020	32,816	3,570	4,115,827	—	8,390,066	12,542,279
Issuance of common stock	8,625,000	—	86,250	—	131,752,558	—	—	131,838,808
Conversion of convertible preferred stock to redeemable preferred stock and common stock and redemption of redeemable preferred stock, net	8,252,679	—	82,527	—	3,277,523	—	—	3,360,050
Conversion of series B common stock	357,020	(357,020)	3,570	(3,570)	—	—	—	—
Stock based compensation	—	—	—	—	1,201,693	—	—	1,201,693
Exercise of stock options	172,250	—	1,723	—	908,031	—	—	909,754
Net income	—	—	—	—	—	—	7,876,466	7,876,466

Balance, December 31, 2006	20,688,556	—	206,886	—	141,255,632	—	16,266,532	157,729,050
Adjustment for the cumulative effect as of January 1, 2007 on prior years of the adoption of FIN48 (Note 12)	—	—	—	—	—	—	(1,800,000)	(1,800,000)
Stock based compensation	1,106,132	—	11,061	—	1,442,968	—	—	1,454,029
Exercise of stock options	315,769	—	3,158	—	1,033,360	—	—	1,036,518
Tax benefit of options exercised	—	—	—	—	1,215,830	—	—	1,215,830
Other comprehensive loss	—	—	—	—	—	(29,411)	—	(29,411)
Net loss	—	—	—	—	—	—	(97,239,033)	(97,239,033)

Balance, December 31, 2007	22,110,457	—	$221,105	$—	$144,947,790	$(29,411)	$(82,772,501)	$62,366,983

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the years ended December 31,
	2007	2006	2005
Net (loss) income	$(97,239,033)	$7,876,466	$5,047,534
Foreign currency translation adjustments, net of tax	(29,411)	—	—

Total comprehensive (loss) income	$(97,268,444)	$7,876,466	$5,047,534

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(97,239,033)	$7,876,466	$5,047,534
Add: Loss on disposal of discontinued operations	3,481,613	—	—
Loss from discontinued operations	1,568,405	2,288,524	—
Adjustments to reconcile net (loss) income to net cash providedv by operating activities:
Depreciation and amortization	9,286,370	7,557,868	4,693,611
Amortization of intangibles	9,304,821	10,167,462	10,175,444
Loss on impairment	92,842,991	279,458	1,631,700
Amortization of debt issuance cost	259,350	341,618	599,163
Accretion of note	—	—	85,468
Loss from extinguishment of debt	133,900	885,945	1,679,650
Stock based compensation	1,566,230	1,201,693	252,151
Deferred income taxes	(5,417,735)	415,031	(2,433,412)
Loss on sale of fixed assets	194,254	14,139	141,325
Provision for doubtful accounts	1,661,693	352,534	245,839
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	22,990,907	1,488,250	(15,793,284)
Unbilled receivables	10,377,884	81,154	2,729,386
Prepaid expenses and other current assets	813,822	716,863	(3,051,635)
Prepaid income taxes	(2,240,358)	1,940,142	(3,415,403)
Due from (to) an affiliated entity	—	23,434	(274,158)
Other assets, net	(132,371)	34,978	(94,359)
Accounts payable and accrued expenses	(10,435,212)	4,247,258	(152,457)
Deferred revenue	(560,761)	(785,083)	1,452,067
Deferred rent	557,210	(64,522)	386,029
Other long-term liabilities	158,840	—	—

Net cash provided by operating activities	39,172,820	39,063,212	3,904,659

Cash flows from investing activities:
Proceeds from sale of fixed assets	87,508	36,600	25,361
Capital expenditures	(5,363,696)	(8,859,112)	(10,920,927)
Acquisition of businesses	(2,959,829)	(5,344,969)	(24,348,199)

Net cash used in investing activities	(8,236,017)	(14,167,481)	(35,243,765)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	7,400,000	26,850,000
Repayments of revolving credit facility	—	(7,400,000)	(30,876,908)
Repayments of loans payable	—	—	(75,166)
Repayments of capital lease obligations	(132,587)	(143,786)	(111,528)
Repayment of subordinated debt	—	—	(29,990,000)
Proceeds from the issuance of the term loan	—	—	150,000,000
Repayment of term loan	(15,699,730)	(85,401,003)	(37,750,000)
Deferred charges related to the issuance of debt	(59,305)	(161,158)	(2,390,484)
Proceeds from issuance of common stock upon initial public offering	—	146,625,000	—
Underwriting commissions and offering expenses	—	(14,784,499)	—
Proceeds from the issuance of convertible preferred stock, net of restricted cash	—	—	10,272,873
Redemption of convertible preferred stock	—	(52,764,950)	—
Proceeds from the exercise of stock options	1,036,518	413,135	19,047
Excess tax benefits from share-based compensation arrangements	1,215,830	494,896	—
Distributions to stockholders	—	—	(59,850,000)

Net cash (used in) provided by financing activities	(13,639,274)	(5,722,365)	26,097,834

Cash flows from discontinued operations (revised—see Note 3):
Operating cash flows	296,907	(3,257,834)	—
Investing cash flows	—	(97,983)	—
Financing cash flows	(242,798)	(144,871)	—

	54,109	(3,500,688)	—

Effect of exchange rate changes on cash and cash equivalents	(34,016)	—	—

Net increase (decrease) in cash and cash equivalents	17,317,622	15,672,678	(5,241,272)
Cash and cash equivalents at the beginning of the period	22,881,553	7,208,875	12,450,147

Cash and cash equivalents at the end of the period	$40,199,175	$22,881,553	$7,208,875

Supplementary disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,738,114	$2,789,326	$8,953,352
Interest	$4,547,613	$7,760,873	$8,007,168
Other noncash investing and financing activities:
Assets acquired under capital lease	$46,345	$239,538	$482,222
Liabilities assumed from acquisitions	$1,734,393	$1,013,958	$401,664

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Description of Business

        Clayton Holdings, Inc. (the "Company") was formed on March 31, 2005 as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. ("GRP"), a Delaware corporation and TMHC Holdings, Inc. ("TMHC") a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. ("CSI") and First Madison Services, Inc. ("FMS") from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as "The Murrayhill Company", ("CFIS") from an unrelated party on May 24, 2004. Each holding company was controlled by TA Associates ("TA") prior to the combination. In accordance with accounting principles generally accepted in the United States of America. ("US GAAP"), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods they were under common control are restated on a combined basis.

        The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company's services include transaction management, which consists of due diligence, conduit support, professional staffing, compliance products and services as well as credit risk management and securities surveillance, and special servicing. The Company uses proprietary technology and processes to provide these services across the lifecycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market.

        The Company has three reportable segments which are operated and managed as strategic business units: Transaction Management, Special Servicing and Surveillance. For more information concerning the Company's business segments, see Note 18.

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

        On February 28, 2006, the Company's Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

Note 2—Summary of Significant Accounting Policies

        Significant accounting policies followed by the Company, as summarized below, are in conformity with US GAAP.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of Consolidation

        The consolidated financial statements include the accounts of Clayton Holdings, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Some of these accounting policies require the application of significant judgment by management in the selection of appropriate assumptions for determining these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty; therefore, the Company cannot give assurance that actual results will not differ significantly from estimated results. Management bases these judgments on the Company's historical experience, management's forecasts and other available information, as appropriate. The most significant estimates reflected in the financial statements include deferred tax assets and liabilities and related valuation allowances, income tax accruals, valuation allowance for accounts receivable, unbilled receivables, asset impairments, the valuation of stock options and the valuation of intangible assets and assessments of their useful lives. Actual results could differ from estimated amounts. The Company also makes estimates in determining other ordinary accruals.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are due from customers in the normal course of business. Credit decisions are made based on an evaluation of a customers' financial condition. Accounts receivable are generally due within 30 days. Interest is not charged on delinquent payments.

        The Company makes estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of significant past-due receivables and by analyzing historical bad debt trends and realization adjustments to revenue. Account balances are charged off against the allowance when the Company believes they are not collectible. Actual collection experience has not varied significantly from estimates, due primarily to credit policies, the controls and procedures designed to estimate realization adjustments to revenues and a lack of concentrations of accounts receivable. Accounts receivable balances are not collateralized.

Deferred Financing Costs

        The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in "other assets, net" in the accompanying consolidated balance sheets. On February 5, 2007, May 4, 2007 and July 27, 2007, the Company repaid $5,000,000 of its outstanding term loan balance on each date and expensed a proportionate share of the unamortized deferred financing costs associated with the term loan. There were no penalties associated with these repayments. In addition, as a result of the Company's IPO (see above) on March 29, 2006, the Company repaid $70,000,000 of principal on its term loan and expensed a proportionate share of

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the unamortized deferred financing costs associated with the term loan. In addition, in December 2006, the Company repaid $15,000,000 of principal. A loss on extinguishment of $885,945 reflecting these expenses is reflected in the statement of operations for the year ended December 31, 2006. In conjunction with the Company entering into a new credit agreement on December 8, 2005 (See Note 9), the Company expensed $1,229,338 in deferred financing costs which were associated with the repaid obligations. Unamortized deferred financing costs at December 31, 2007 and 2006 were $953,777 and $1,287,694, respectively. See Note 20 concerning events occurring subsequent to December 31, 2007 affecting deferred financing costs.

Revenue Recognition

        Revenue is recognized when persuasive evidence of an arrangement exists, the service has been performed, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

        The Company derives most of its revenues from professional service activities. A portion of these activities are provided under "time-and-materials" billing arrangements. Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket expenses, and other reimbursable expenses. Termination fees associated with client's early termination of contracts are also included in revenue. Pass-through expenses included in revenues for the years ended December 31, 2007, 2006 and 2005 were $11,155,920, $26,108,577 and $29,787,719, respectively. Revenue for the year ended December 31, 2007 includes a termination fee of approximately $0.5 million in connection with a client's early termination of a contract for conduit support services.

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

Advertising

        The Company has incurred advertising costs each period and all costs related to advertising and other promotional expenditures are expensed as incurred. Aggregate advertising and other promotional expenditures for the years ended December 31, 2007, 2006 and 2005 were $1,108,823, $1,401,601 and $1,277,737, respectively.

Income Taxes

        The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recognizes deferred tax assets if it is more likely than not that the assets will be realized in future years and a valuation allowance on the deferred tax

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets if they are deemed to be impaired. See Note 12 for further discussion of the valuation allowances recorded during the year ended December 31, 2007.

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 (see Note 12).

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

Concentration of Credit Risk and Significant Customers

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, accounts receivable and unbilled receivables. The Company's cash is deposited with two financial institutions and, at times, may exceed federally insured limits. The Company had not experienced any losses on these deposits.

        For the year ended December 31, 2007, no single client represented greater than 10% of revenues.

        At December 31, 2007, 15.7% and 19.4% of the Company's billed and unbilled receivables, respectively, were related to its two largest clients. At December 31, 2006, 24.7% and 29.4% of the Company's billed and unbilled receivables, respectively, were related to its two largest clients. These receivables are primarily associated with the transaction management segment.

        For the year ended December 31, 2006, revenue from the Company's two largest clients accounted for 13.5% and 10.9% of total revenue, respectively. For the year ended December 31, 2005, revenue from the Company's two largest clients accounted for 12.9% and 11.2% of total revenue, respectively. This revenue is primarily associated with the transaction management segment.

(Loss) Earnings Per Share

        Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Prior to its IPO on March 29, 2006, the Company's convertible preferred stock was deemed to be a common stock equivalent and included in the computation of basic earnings per share because it received dividends at a rate that resulted in a per share amount that was equivalent to the per share amount paid on common stock. Diluted (loss) earnings per share gives effect to dilutive options, restricted stock awards and units and other potential common stock outstanding during the period.

        At December 31, 2007, outstanding options to purchase 1,051,781common shares were not included in the computation of diluted loss per share for the year ended December 31, 2007 because their inclusion would be antidilutive because the Company incurred a net loss. At December 31, 2006 and 2005, outstanding options to purchase 150,000 and 366,886 common shares, respectively, had exercise prices in excess of the average market price of common shares for the years ended December 31, 2006 and 2005 and were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

        At December 31, 2007, 1,106,132 shares of restricted stock were excluded from basic weighted average shares of common stock outstanding for the year ended December 31, 2007 using the treasury

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock method because they are contingent upon the satisfaction of specified conditions and because their inclusion would be antidilutive.

        In addition, at December 31, 2007, 15,893 deferred stock units issued under the Company's Non-Employee Directors' Compensation Plan ("Directors' Compensation Plan") and 1,024,092 restricted stock units have not been included in the diluted loss per share calculation for the year ended December 31, 2007 because their inclusion would be antidilutive.

Offering Costs and Other Assets

        Upon completion of the initial public offering on March 29, 2006, approximately $4,500,000 of offering expenses were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders' equity.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity date of 90 days or less from the date of acquisition to be cash and cash equivalents.

Escrow and Fiduciary Funds

        The Company maintains segregated bank accounts in trust for the benefit of clients for payments on mortgage loans serviced for clients. The Company also maintains bank accounts for the benefit of borrowers' property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $16,809,345 at December 31, 2007, and have been excluded from the Company's assets and liabilities effective January 1, 2007, because the Company does not have title to or use of the funds. The Company believes this treatment is preferential because it more accurately represents the operations and cash position of the Company.

        At December 31, 2006, the Company maintained a restricted cash balance of $11,738,871. This balance represented funds received in connection with certain loan servicing functions the Company performs for a customer. Such funds are received throughout the month and remitted to the customer on a monthly basis. The balance on hand is included in servicer escrow liability in the accompanying consolidated balance sheet at December 31, 2006.

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

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the costs of computer software developed or acquired for internal use incurred during the preliminary project stage are expensed as incurred. Costs incurred during the application development stage are capitalized. Costs incurred during the post- implementation or operation stage are expensed as incurred. Capitalized software is classified within property and equipment and is amortized over the estimated useful life of the software, which is generally from three to five years.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

        Intangible assets consist of customer relationships, client backlog, technology, trade name and trademarks, non-competition agreements and excess of cost over fair value of net assets acquired ("goodwill"). Customer relationships are the value of the specifically acquired customer relationships. Client backlog is the estimated present value of fees to be earned for services performed on loans currently under surveillance. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of the "Clayton" name. The value of the noncompetition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

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

Customer relationships
Transaction management and advisory	10 years
Surveillance	18 years
Client backlog	5 years
Technology	5 years
Noncompetition agreement	4 years

        The weighted average amortization period for intangible assets with finite lives is 12 years.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). An impairment test was conducted in June 2007 and there was no impairment to goodwill or other intangibles. During the fourth quarter of 2007, due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of mortgage loan and securitization activity for 2008 and 2009 and the uncertainty for the following years, the Company re-tested its goodwill and other intangible assets for impairment and determined that certain goodwill and other intangible assets were impaired. During the fourth quarter of 2007, the Company recorded a charge of $90,508,095 to reflect the impairment of goodwill and other intangible assets associated with the transaction management segment.

        In December 2006, the Company recorded a charge of $279,458 to reflect the impairment of certain customer relationships associated with the special servicing segment.

        In October 2005, the Company's Board of Directors approved the discontinuance of the use of the trade name "Murrayhill" and the Company recorded an impairment charge of $1,631,700.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In the quarter ended December 31, 2007, the Company recorded a charge of $2,334,896 to reflect the impairment of software associated with the transaction management segment.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires certain gains and losses for those instruments which qualify as hedging activities, defined as transactions involving offsetting changes in fair value or cash flows for the risk being hedged, to be reported as a component of other comprehensive income. For all other derivative instruments, the related gains or losses are recorded in the statement of operations.

Foreign Currency Translation

        The functional currency for Clayton's foreign operations is the local currency. The Company translates income statement amounts at average exchange rates for the period, and assets and liabilities are translated at end-of-period exchange rates. These translation adjustments are recorded in Accumulated Other Comprehensive (Loss) Income, a separate component of Stockholders' Equity, in the Company's consolidated balance sheets. Exchange gains and losses on intercompany foreign currency transactions of a long-term nature are reported in Accumulated Other Comprehensive (Loss) Income. Other exchange gains and losses are reported in (loss)/income.

Reclassifications

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, cash flows or retained earnings.

Other Recent Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109." FIN 48, which clarifies Statement 109, "Accounting for Income Taxes," established the criterion that an individual tax position had to meet for some or all of the benefits of that position to be recognized in the Company's financial statements. On initial application, FIN 48 applied to all tax positions for which the statute of limitations remained open. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continue to be recognized. The cumulative effect of applying FIN 48 was reported as an adjustment to retained earnings at the beginning of the period in which it was adopted. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. It did not have a material impact on the Company's financial condition or results of operations. See Note 12 to the consolidated financial statements for additional information.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157, however, the Company does not expect that SFAS No. 157 will have a material impact on its consolidated financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159, however, the Company does not expect that SFAS No. 159 will have a material impact on its consolidated financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141(R) on its consolidated financial position and results of operations.

Note 3—Recent Transactions

Acquisition of Euro Risk Management Limited, Bristol

        On April 10, 2007, the Company completed the acquisition of Euro Risk Management Limited, Bristol, (subsequently renamed Clayton Euro Risk ("CER")) a credit and risk consultancy operating in the United Kingdom, Italy and Holland for an aggregate purchase price of $2,959,829. Dependent on the exchange rate at the time of payment, the purchase price may be increased by up to an additional approximately $2,500,000 based on future earnings. Any increase in the purchase price will be recorded as additional goodwill. The Company expects to pay approximately $1,250,000 of this additional consideration during the second quarter of 2008. The remaining $1,250,000 of potential additional consideration is based on CER's results for the twelve month period ended March 31, 2009, and would be paid in the second quarter of 2009 if CER meets certain performance targets. This acquisition was not presented on a pro forma basis because it was not deemed to be material.

        The purchase price was allocated as follows:

Accounts receivable	$1,193,508
Goodwill	933,642
Intangible assets—customer relationships	2,368,689
Intangible assets—noncompetition agreement	198,383
Liabilities assumed	(1,734,393)

$2,959,829

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

$5,344,970

Discontinued Operations

        On March 28, 2007, the Company's Board of Directors approved the recommendation of management that it discontinue the operations of CLS. The pre-tax charge recorded during the first quarter of 2007 in connection with the CLS shutdown was $4,735,777 ($2,944,706, after tax) and consisted of a pre-tax non-cash impairment charge related to the impairment of goodwill, intangible assets and property and equipment. During the remainder of 2007, the Company recorded an aggregate of $558,603 in pre-tax ($536,907, after tax) adjustments to the previously estimated loss on disposal which consisted primarily of facility closure costs and the write off of property and equipment. CLS ceased operations on June 30, 2007.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Summarized financial information for CLS (discontinued operations) is set forth below:

December 31, 2006
Net property and equipment	$743,117
Goodwill	3,558,177
Other intangibles	713,642

Total assets of discontinued operations	$5,014,936

	For the Years Ended December 31,
	2007	2006
Revenue	$742,027	$6,489,211
Operating loss	(2,337,481)	(3,718,394)
Income tax benefit	(813,058)	(1,475,090)
Net loss	(1,568,405)	(2,288,524)
Loss on disposal, net of tax	(3,481,613)	—

        At December 31, 2006, liabilities of discontinued operations represent deferred rent.

Note 4—Cash, Cash Equivalents and Restricted Cash

        At December 31, 2007 and 2006, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 and 2006, the cash balances exceeded $100,000 by $37,819,872 and $31,862,444, respectively, including restricted cash at December 31, 2006.

Note 5—Property and Equipment, net

        Property and equipment consists of the following:

	December 31,
	2007	2006
Computer and office equipment	$11,036,239	$10,013,262
Software	14,012,930	17,461,869
Furniture and fixtures	3,378,047	3,105,350
Leasehold improvements	2,567,927	1,814,635
Website	280,317	280,317
Automobiles	89,883	112,336

	31,365,343	32,787,769
Less accumulated depreciation and amortization	18,919,285	13,748,487

	12,446,058	19,039,282
Construction in progress	15,115	65,925
Software under development	465,185	516,542

	$12,926,358	$19,621,749

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Included in software at December 31, 2007 and 2006, is $8,092,236 and $10,383,256, respectively, of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

        In the quarter ended December 31, 2007, the Company recorded a charge of $2,334,896 to reflect the impairment of software associated with the transaction management segment as it is no longer intended to be used.

        For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense charged to operations was $9,286,370, $7,557,868 and $4,693,611, respectively.

Note 6—Goodwill and Other Intangible Assets

        As of December 31, 2007 and 2006, intangible assets not subject to amortization consist of goodwill of $34,594,589 and $69,843,468, respectively, and trade names and trademarks of $3,322,733 and $15,504,917, respectively.

        At December 31, 2007, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$2,369,254	$177,694	$2,191,560
Surveillance	7,614,600	1,524,968	6,089,632
Client backlog	2,146,200	1,547,341	598,859
Technology	3,042,900	2,193,833	849,067
Noncompetition agreements	470,380	287,604	182,776

	$15,643,334	$5,731,440	$9,911,894

        In the quarter ended December 31, 2007, the Company recorded a charge of $90,508,095 to reflect the impairment of goodwill of $36,182,521, customer relationships of $32,730,278, trade names and trademarks of $12,182,185 and other intangible assets of $9,413,111, all of which were associated with the transaction management segment.

        In the quarter ended December 31, 2006, the Company recorded a charge of $279,458 to reflect the impairment of certain customer relationships associated with the special servicing segment.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2006, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consist of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$36,400,000	$4,887,037	$31,512,963
Staffing services	4,300,000	1,039,167	3,260,833
Surveillance and special servicing	10,008,599	2,548,308	7,460,291
Client backlog	2,146,200	1,118,101	1,028,099
Technology	26,842,900	13,088,586	13,754,314
Noncompetition agreements	3,494,950	1,734,880	1,760,070
Patent	20,452	8,259	12,193

	$83,213,101	$24,424,338	$58,788,763

        Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $9,304,821, $10,167,462 and $10,175,444, respectively.

        Estimated future amortization expense associated with these intangible assets during the next five fiscal years is as follows:

2008	$1,781,340
2009	1,126,759
2010	702,479
2011	659,959
2012	659,959

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

Debt

        The fair value of long-term debt approximates its carrying value at December 31, 2007 and 2006, based on an assessment of currently available terms for similar arrangements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Trade accounts payable:
Vendor payables (primarily travel)	$29,678	$261,939
Other accounts payable	1,012,090	4,965,034
Accrued expenses:
Bonuses	2,450,878	9,510,253
Payroll	2,641,999	2,443,192
Unearned revenue	477,359	1,057,773
Compensation expense	637,363	1,105,591
Taxes	1,217,301	145,834
Professional fees	833,497	491,594
Interest	247,204	457,535
Other	4,022,541	2,393,137

	$13,569,910	$22,831,882

        Included in accrued payroll at December 31, 2007 is approximately $963,000 of severance benefits due to former employees of the Company.

Note 9—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006
Term loans	$48,899,269	$64,598,998
Capital lease obligations	424,159	753,201

Total long-term debt	49,323,428	65,352,199
Less current portion	25,423,152	928,633

Long-term debt, net of current portion	$23,900,276	$64,423,566

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Credit Agreement terminates on December 8, 2011. As of December 31, 2007, principal repayments on the term loan of $124,743 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting accounts receivable and making disbursements to support operations.

        The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants which, among other matters, require the Company to maintain certain interest coverage, fixed charge and total leverage ratios. These covenants became effective on March 31, 2006. The Company is in compliance with these covenants as of December 31, 2007. In addition, the Credit Agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

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

        At December 31, 2007 and 2006, the revolving credit facility had no outstanding balance and there was an outstanding balance of $48,899,269 and $64,598,998, respectively, under the term loan with an interest rate of 7.0% and 8.35%, respectively.

        On February 21, 2008, in connection with an amendment to its debt facility, the Company prepaid $25,000,000 of its outstanding term loan balance. There were no penalties associated with this payment. During the first quarter of 2008, the Company will recognize a non-cash early extinguishment of debt charge of approximately $641,000 associated with this repayment. The amendment waives compliance with financial covenants existing prior to the amendment until March 31, 2009. Other amendments to the facility include a reduction of the revolving debt facility from $50,000,000 to $10,000,000, required an increase of 125 basis points in the interest rate associated with the debt facility, a requirement to maintain a minimum $6,000,000 of liquidity (including any unused portion of the $10,000,000 revolver commitment), a requirement that any borrowings outstanding under the revolver be repaid by March 31, 2009 and the addition of a required $5,000,000 payment by March 31, 2009. At December 31, 2007, the $25,000,000 used to make this payment was included in "cash and cash equivalents" in the accompanying consolidated balance sheet.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Note Agreements

CSI Subordinated Note Purchase Agreement

        On August 2, 2004, CSI entered into a $20,000,000 subordinated note purchase agreement with certain stockholders of the Company and a lender to finance the acquisition of the Predecessor. The subordinated note was to mature on August 2, 2010 with an interest rate of 12% per annum.

        As part of the subordinated note purchase agreement, CSI issued 220,000 shares of common stock to the stockholders which was valued at $191,400 for $0.01 per share or $2,200. The difference of $189,200 between the purchase price of the common stock and the share value was recorded as a reduction of the initial value of the subordinated notes. This discount was amortized over the expected life of the subordinated notes using the effective interest method, or as payments were made. For the year ended December 31, 2005, $29,945 was recorded as additional interest expense.

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

        At the time the notes were converted, TMHC assessed the related fair value of potential shares to be issued in connection with the warrants. The fair value of TMHC's warrants was estimated based upon the excess of the fair value per share of the Company, as determined by an independent valuation expert, over the exercise price of $0.01 per share; and as a result, the warrants' fair value of $357,685 was recorded in equity, reducing the initial value of the senior subordinated notes. This discount was being accreted over the expected life of the senior subordinated notes using the effective interest method, or as repayments were made. For the year ended December 31, 2005, $55,523 was recorded as additional interest expense.

        On December 8, 2005, in conjunction with the New Credit Agreement, the Company repaid the entire $9,990,000 subordinated convertible note, related interest of $23,310 and prepayment penalties of $499,500. The aggregate prepayment penalty, the unamortized debt discount of $270,707 and the unamortized debt issuance costs of $184,578 were included in the loss from the extinguishment of debt in the accompanying statement of operations.

Capitalized Lease Obligations

        At December 31, 2007, the Company leased $753,468 of equipment under agreements accounted for as capital leases with accumulated depreciation of $444,690. The obligations for the equipment required the Company to make monthly payments through March 2011, with implicit interest rates from 7.00% to 18.16%.

        At December 31, 2006, the Company leased $1,068,087 of equipment under agreements accounted for as capital leases with accumulated depreciation of $311,169. The obligations for the equipment required the Company to make monthly payments through August 2011, with implicit interest rates from 7.06% to 19.06%.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease payments under noncancelable capital lease obligations as of December 31, 2007 are as follows:

Amount
2008	$202,547
2009	136,270
2010	110,323
2011	13,267
2012	—

Total minimum lease payments	462,407
Less amount representing interest	38,248

Present value of minimum lease payments	424,159
Less current maturities	179,282

Long-term capital lease obligations	$244,877

Future maturities of Long-Term Debt and Capital Lease Obligations

        For years subsequent to December 31, 2007, scheduled annual maturities of long-term debt and capital lease obligations outstanding as of December 31, 2007 are as follows:

	Long-term debt	Capital lease obligation	Total
2008	$25,243,870	$179,282	$25,423,152
2009	5,205,110	125,684	5,330,794
2010	192,190	106,093	298,283
2011	18,258,099	13,100	18,271,199

	$48,899,269	$424,159	$49,323,428

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As of December 31, 2007, future minimum annual lease payments are as follows:

2008	$2,583,521
2009	1,822,728
2010	1,276,851
2011	1,242,492
2012	1,253,070
Thereafter	4,086,249

$12,264,911

        For the years ended December 31, 2007, 2006 and 2005 rent expense was $4,682,204, $3,640,405 and $3,118,145, respectively.

        On February 27, 2008, the Company entered into a lease termination agreement for a lease that is included in the above table (see Note 20).

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

        On June 22, 2007, Clayton Holdings, Inc. received a subpoena from the Attorney General of the State of New York seeking information and documents relating to the transaction management services that Clayton provides to its clients in the subprime mortgage industry. Clayton has agreed to continue to cooperate with this investigation and, if requested, provide testimony regarding the same. In exchange for our continued cooperation, Clayton has received immunity from civil and criminal prosecution by the State of New York. Clayton has also received a voluntary information request from the Securities and Exchange Commission, and information subpoenas from the Attorney General of the State of Connecticut, and the Attorney General of the Commonwealth of Massachusetts. Clayton is cooperating fully with these investigations.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

        In connection with the acquisition of CER, the Company expects to pay approximately $1,250,000 of additional consideration during the second quarter of 2008 (see Note 3).

Note 12—Income Taxes

        On January 1, 2007, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company recognized an increase of $1,800,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's unrecognized tax benefits, which are included in "other long-term liabilities," totaled $1,943,000, all of which would impact the effective income tax rate if recognized. At December 31, 2007, the Company had $2,263,070 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. It is not expected that the total amount of unrecognized tax benefits will increase or decrease significantly within the next 12 months.

        A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits are as follows:

Balance at January 1, 2007	$1,977,166
Additions based on tax positions related to the current year	115,200
Additions for tax positions of prior years	250,000
Reductions for tax positions of prior years	(150,000)

Balance at December 31, 2007	$2,192,366

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $64,000 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $1,800,000 unrecognized tax benefit noted above. Included in the amount of unrecognized tax benefits as of the date of adoption and at December 31, 2007, were $76,000 and $150,000, respectively, of interest and penalties. For the period ended December 31, 2007, $74,000 of interest was recorded in income tax expense.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the Company is subject to U.S. federal and to state and local income tax examinations for the tax years 2004 through 2007 and is subject to foreign income tax examinations for the tax years 2006 and 2007.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$287,606	$89,311
Accrued compensation	410,276	357,497
Amortization of intangibles	31,130,507	—
Deferred compensation	579,236	249,416
Deferred rent	564,981	362,673
Tax net operating loss carryforwards	670,532	685,247
Other deferred tax assets	213,085	170,626

Total gross deferred tax assets	33,856,223	1,914,770
Valuation allowance	(31,758,636)	(685,247)

Net deferred tax assets	2,097,587	1,229,523
Deferred tax liabilities:
Property and equipment	(463,189)	(2,473,521)
Amortization of intangibles	—	(2,272,983)

Total gross deferred tax (liabilities)	(463,189)	(4,746,504)

Net deferred tax assets (liabilities)	$1,634,398	$(3,516,981)

        For the year ended December 31, 2007, the Company recorded a valuation allowance of approximately $31,073,500 that was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward period available under the law. Due to the continued turmoil in the mortgage loan and securitization markets, management believes that there is uncertainty regarding the realizability of its net deferred tax assets and, therefore, a valuation allowance was recorded in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

        Prepaid taxes included approximately $5,400,000 of prepaid federal taxes as of December 31, 2007.

        At December 31, 2007, the Company has various state net operating loss carryforwards that expire in varying amounts in fiscal years from 2017 through 2027, and foreign net operating loss carryforwards of approximately $112,000 which will expire in 2014.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of income tax (benefit) expense for continuing operations are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Current
Federal	$615,438	$5,934,697	$4,815,754
State	159,128	712,836	771,312
Foreign	749,289	147,299	—

	1,523,855	6,794,832	5,587,066
Deferred
Federal	(5,568,474)	322,960	(1,977,994)
State	(159,958)	25,085	(455,418)
Foreign	(111,720)	—	—

	(5,840,152)	348,045	(2,433,412)

Income tax (benefit) expense	$(4,316,297)	$7,142,877	$3,153,654

        The Company's income taxes resulted in effective tax rates that varied from the statutory federal income tax rate. The components of income tax (benefit) expense for continuing operations are as follows:

	Year ended December 31, 2007		Year ended December 31, 2006		Year ended December 31, 2005

Federal tax (benefit) expense at statutory rate	$(33,776,859)	35.00%	$6,057,752	35.00%	$2,788,403	34.00%
State taxes	(3,570,952)	3.70%	508,904	2.94%	295,685	3.60%
Valuation allowance	31,088,104	(32.21)%	—	—%	—	—%
Permanent items	1,036,771	(1.07)%	477,864	2.76%	231,195	2.82%
State rate change	(132,843)	0.13%	(29,670)	(0.17)%	(161,629)	(1.97)%
Use of federal graduated rate	897,329	(0.93)%	(125,980)	(0.73)%	—	—%
Other	142,153	(0.15)%	254,008	1.47%	—	—%

Income tax (benefit) expense	$(4,316,297)	4.47%	$7,142,878	41.27%	$3,153,654	38.45%

        The income tax provision reflects the current and deferred tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. U.S. federal income taxes are provided on unremitted earnings, except those that are considered permanently reinvested, which at December 31, 2007 amounted to approximately $1,632,000.

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

        The Company's Chief Executive Officer, who was appointed in April 2005, has served on the Board of Directors of another public company since 1995 and is currently the chairman of this entity's audit committee. This unrelated entity acquires and originates non-conforming residential and commercial loans. The Company has provided due diligence and staffing services to this entity and revenues aggregated approximately $0, $27,000, and $530,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        CFIS had contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the years ended December 31, 2007, 2006 and 2005 of approximately $203,213, $661,257 and $567,800, respectively, were included in service fee revenue in the consolidated statements of income and $23,329 and $141,056 were included in accounts receivable at December 31, 2007 and 2006, respectively. Certain of these contracts were cancelled effective December 31, 2006.

        The Company had subordinated note and subordinated convertible note purchase agreements with certain stockholders of the Company. There was no interest expense on these notes for the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, interest expense on these notes was approximately $3,360,000.

Note 14—Employee Savings Plan

        The Company sponsors an employee savings plan that provides for optional employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plans allow participants to make pretax contributions. To be eligible to participate in the plan, employees not covered under collective bargaining agreements must meet certain age and service requirements. In addition to employee contributions, the Board of Directors may approve additional Company contributions. For the years ended December 31, 2007, 2006 and 2005, the Company made contributions to the plan of approximately $390,000, $390,000 and $380,000, respectively.

Note 15—Stock Plans

        The Company's 2005 Stock Option and Grant Plan ("2005 Option Plan") permitted the Company to make grants of incentive stock options, non-qualified stock options, restricted stock awards and unrestricted stock awards to officers, employees, directors, consultants and other key persons. Stock options granted under the 2005 Option Plan have a maximum term of ten years from the date of grant and incentive stock options have an exercise price of no less than the fair market value of the common stock on the date of grant. In connection with the adoption of the Company's 2006 Option Plan, which is discussed below, the board of directors determined not to grant any further awards under the 2005 Option Plan.

        On January 26, 2006, the Company's Board of Directors approved the adoption of the Company's 2006 Stock Option and Incentive Plan ("2006 Option Plan"), and the 2006 Option Plan was subsequently approved by stockholders on March 8, 2006. The 2006 Option Plan permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company's capitalization. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which will be on the last day of the month of the award. The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years. Awards granted under the 2006 Option Plan would vest immediately in the event of a change in control, as defined. The Company issues new shares upon the exercise of stock options. Cash received upon the exercise of options for the years ended December 31, 2007, 2006 and 2005 was $1,036,518, $413,135 and $19,047, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In January 2007, the Company's Board of Directors adopted the Directors' Compensation Plan which was amended and restated on July 25, 2007. Under the Amended and Restated Non-Employee Directors' Compensation Plan, the Company's non-employee directors will receive cash and equity awards for their service to the Company. Our non-employee directors each receive an annual fee from us of $30,000. In addition, we pay our non-employee directors a fee of $1,000 for each in-person board of directors or committee meeting they attend and $500 for each telephonic board of directors or committee meeting they attend. The chairperson of our Audit Committee receives an additional annual fee of $10,000, and the chairperson of each of our Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual fee of $5,000. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of directors and committee meetings. The equity awards under the Amended and Restated Directors' Compensation Plan will consist of initial award of $60,000 worth of restricted deferred stock units and subsequent annual awards of $30,000 worth of restricted deferred stock units, pro rated for years of partial service. All the restricted deferred stock units granted under our Amended and Restated Directors' Compensation Plan vest generally one year from the award date. In addition, under the Amended and Restated Directors' Compensation Plan, all fees may be deferred at the election of each non-employee director. All deferred fees are deemed invested in deferred stock units payable in shares of common stock of the Company when the non-employee director ceases to serve as a director of the Company.

        On March 31, 2005, the holders of all of the outstanding shares of common and convertible preferred stock of each of GRP and TMHC contributed their respective shares in exchange for like securities of the Company. In connection with this transaction, all outstanding stock options granted under each of the TMHC 2004 Stock Option and Grant Plan and the GRP 2004 Stock Option and Grant Plan were assumed by the Company and became options under the Company's 2005 Option Plan. The exercise price of each original option and the number of options were appropriately adjusted to reflect the exchange ratio of the respective common shares and full credit was given for all vesting under the old plans. Upon conversion, the term of the options under the TMHC 2004 Stock Option and Grant Plan was changed from seven to ten years. Subsequent to this transaction, the original TMHC and GRP plans were terminated.

        The March 31, 2005 cancellation and replacement had no accounting consequence since the aggregate intrinsic value of the options immediately after the cancellation and replacement was not greater than the aggregate intrinsic value immediately before the cancellation and replacement, and the ratio of the exercise price per share to the fair value per share was not reduced.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in options outstanding are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2005	967,500	$1.09
Impact of option conversion; including the effect of the reverse stock split	(411,713)	0.81

Options outstanding, as adjusted	555,787	1.90
Granted	963,978	5.91
Exercised	(4,613)	4.13
Forfeited	(54,496)	2.52

Options outstanding, December 31, 2005	1,460,656	4.52
Granted	230,000	14.54
Exercised	(172,250)	2.44
Forfeited	(40,616)	4.26
Expired	(7,016)	6.80

Options outstanding, December 31, 2006	1,470,774	6.33
Granted	27,500	12.58
Exercised	(315,769)	3.26
Forfeited	(120,251)	10.22
Expired	(10,473)	9.45

Options outstanding, December 31, 2007	1,051,781	6.94

Weighted average fair value of options granted for the year ended December 31, 2007		$6.03
Options available for future grant at December 31, 2007	528,998

        For the years ended December 31, 2007, 2006 and 2005 the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $632,000, $1,202,000 and $252,000, respectively. In addition, the Company will recognize approximately $737,000 of expense related to these grants over the remaining vesting period of such options. This expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

        The number of options exercisable at December 31, 2007 was 864,606. The weighted average exercise price of options exercisable at December 31, 2007 was $6.00. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was approximately $529,000 and $525,000, respectively. The weighted average contractual life of options outstanding and exercisable at December 31, 2007 was 7.51 years and 7.35 years, respectively.

        The number of options exercisable at December 31, 2006 was 882,283. The weighted average fair value of options granted during 2006 was $14.54. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was approximately $18,236,000 and $12,369,000, respectively.

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $4,435,000, $1,992,000 and $11,000, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in unvested restricted stock outstanding are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value at December 31, 2007
Unvested shares outstanding, January 1, 2007	—	$—	$—
Granted	1,131,832	6.11	5,851,571
Vested	—	—	—
Cancelled or forfeited	25,700	18.48	132,869

Unvested shares outstanding, December 31, 2007	1,106,132	$5.82	$5,718,702

        For the years ended December 31, 2007, 2006 and 2005 the Company recorded compensation expense of approximately $630,000, $0 and $0, respectively, related to restricted stock. In addition, the Company will recognize approximately $5,700,000 of expense related to these grants over the remaining vesting period of such shares of 2.37 years.

        During the years ended December 31, 2007, 2006 and 2005, the Company granted 15,893, 0 and 0 deferred stock awards, respectively, to members of its Board of Directors under the Amended and Restated Non-Employee Directors' Compensation Plan. The Company recorded compensation expense of approximately $217,000, $0 and $0 related to these awards for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company will recognize approximately $78,000 of expense related to these grants over the remaining vesting period of such awards.

        In December, 2007, the Company entered into a Letter Agreement with four executive officers, whereby the Company agreed to grant 1,024,092 shares of restricted common stock of the Company, respectively, on the date of the 2008 annual meeting of stockholders, subject to the approval of an increase to the number of shares of common stock reserved under the 2006 Option Plan by the stockholders of the Company at such meeting. If such approval is not obtained, the Company will settle these liabilities in cash. The Company recorded compensation expense of approximately $87,000 related to these awards for the year ended December 31, 2007. In addition, the Company will recognize approximately $5,200,000 of expense related to these grants over the remaining vesting period of such awards of approximately 2 years. This amount is dependent upon the closing price of a share of the Company's common stock on the actual date of grant. These amounts will vest immediately in the event of a change of control. In the event the employee is terminated by the Company, amounts that would have vested during the subsequent one year period will vest immediately.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

	2007	2006	2005
Expected life (in years)	7.0	6.5 - 7.5	6.25
Risk-free interest rate	4.3% - 4.5%	4.6% - 5.1%	3.9% - 4.2%
Volatility	25% - 62%	25% - 28%	25%
Dividend	0%	0%	0%

Note 16—Stockholders' Equity

Common Stock

        At December 31, 2007, the Company has 150,000,000 shares of Common Stock authorized, of which 22,110,457 are issued and outstanding. During 2007, the Company issued 315,769 shares of Common Stock upon the exercise of stock options.

        At December 31, 2006, the Company has 150,000,000 shares of Common Stock authorized, of which 20,688,556 are issued and outstanding. During 2006, the Company issued 172,250 shares of Common Stock upon the exercise of stock options.

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

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On February 28, 2006, the Company's Board of Directors approved a 1-for-4 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted for all periods of the Successor presented, to give effect to the reverse stock split.

Note 17—(Loss) Earnings Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted (loss) earnings per share computations for the periods indicated:

	For the Years Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations	$(92,189,015)	$(92,189,015)	$10,164,990	$10,164,990	$5,047,534	$5,047,534
Loss from discontinued operations	(5,050,018)	(5,050,018)	(2,288,524)	(2,288,524)	—	—

Net (loss) income	$(97,239,033)	$(97,239,033)	$7,876,466	$7,876,466	$5,047,534	$5,047,534

Weighted average number of common shares outstanding	20,913,812	20,913,812	18,497,195	18,497,195	11,888,671	11,888,671
Effect of dilutive shares	—	—	—	784,357	—	415,956

Total weighted average number of common shares outstanding	20,913,812	20,913,812	18,497,195	19,281,552	11,888,671	12,304,627

(Loss) income from continuing operations	$(4.41)	$(4.41)	$0.55	$0.53	$0.42	$0.41
Loss from discontinued operations	(0.24)	(0.24)	(0.12)	(0.12)	—	—

Net (loss) income	$(4.65)	$(4.65)	$0.43	$0.41	$0.42	$0.41

        At December 31, 2007, outstanding options to purchase 1,051,781 common shares were not included in the computation of diluted loss per share for the year ended December 31, 2007 because their inclusion would be antidilutive because the Company incurred a net loss in the period. At December 31, 2006 and 2005, outstanding options to purchase 150,000 and 366,886 common shares, respectively, had exercise prices in excess of the average market price for those periods. These options were not included in the computation of diluted earnings per share for the respective periods because the effect would be antidilutive.

        At December 31, 2007, 1,106,132 shares of restricted stock were excluded from basic weighted average shares of common stock outstanding for the year ended December 31, 2007 using the treasury stock method because they are contingent upon the satisfaction of specified conditions and because their inclusion would be antidilutive.

        In addition, at December 31, 2007, 15,893 deferred stock units issued under the Directors' Compensation Plan and 1,024,092 restricted stock units have not been included in the diluted loss per share calculation for the year ended December 31, 2007 because their inclusion would be antidilutive.

Note 18—Segment Information

Reportable Segments

        We have organized our business portfolio into three reportable segments to reflect our business strategy. We measure and evaluate our reportable segments based on segment operating income. We generally account for intersegment transactions at cost. Segment operating income is equal to gross

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

profit less direct selling, general and administrative ("SG&A") expenses. Our segments and their principal activities consist of the following:

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

        The following tables provide operating financial information for our three reportable segments:

	For the Year Ended December 31, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$97,132,290	$10,332,431	$45,131,867	$152,596,588
Depreciation and amortization	11,716,512	2,388,123	4,486,556	18,591,191
Loss on impairment	92,842,991	—	—	92,842,991
Segment operating income	21,318,214	1,755,297	27,227,785	50,301,296
Capital expenditures	4,022,152	12,527	24,527	4,059,206
Goodwill	933,642	2,722,546	30,938,401	34,594,589
Assets	23,139,325	10,534,491	43,306,288	76,980,104

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2006
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$184,651,009	$13,062,999	$34,991,715	$232,705,723
Depreciation and amortization	13,667,790	1,332,445	2,725,096	17,725,331
Loss on impairment	—	279,458	—	279,458
Segment operating income	45,948,954	6,039,083	18,787,029	70,775,066
Capital expenditures	5,545,915	352,864	161,801	6,060,580
Goodwill	34,358,505	2,722,546	30,938,401	68,019,452
Assets	109,389,084	23,758,023	45,015,815	178,162,922

	For the Year Ended December 31, 2005
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$173,400,467	$8,776,084	$25,325,869	$207,502,420
Depreciation and amortization	11,717,879	1,026,014	2,125,162	14,869,055
Loss on impairment	—	—	1,631,700	1,631,700
Segment operating income	44,748,063	4,089,975	11,209,608	60,047,646
Capital expenditures	6,575,582	326,946	353,738	7,256,266
Goodwill	30,800,328	2,722,546	30,938,401	64,461,275
Assets	116,972,058	14,180,168	44,155,877	175,308,103

        Certain technology assets attributed to the transaction management segment are also utilized by the special servicing and surveillance segments

        The following tables are reconciliations of certain segment items to the total consolidated amount.

	For the Years Ended December 31,
Segment Operating Income:
	2007	2006	2005
Total segment operating income	$50,301,296	$70,775,066	$60,047,646
Direct selling, general and administrative
expenses	12,810,037	13,192,390	11,926,347

Consolidated reported gross profit	$63,111,333	$83,967,456	$71,973,993

Capital Expenditures:
Total segment capital expenditures	$4,059,206	$6,060,580	$7,256,266
General capital expenditures	1,304,490	2,798,532	3,664,661

Consolidated reported capital expenditures	$5,363,696	$8,859,112	$10,920,927

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets:	December 31, 2007	December 31, 2006
Total segment assets	$76,980,104	$178,162,922
Discontinued operations assets	—	5,014,936
General assets	53,220,913	79,734,733

Consolidated reported assets	$130,201,017	$262,912,591

Goodwill:	December 31, 2007	December 31, 2006
Total segment goodwill	$34,594,589	$68,019,452
Unallocated goodwill	—	5,382,193

Consolidated reported goodwill	$34,594,589	$73,401,645

        Unallocated goodwill at December 31, 2006 is associated with the August 2004 GRP transaction in which the Company acquired substantially all of the assets and certain liabilities of CSI and FMS. At the date of this transaction, the Company managed its activities as, and considered that its businesses operated in, a single industry segment; therefore, the goodwill associated with the GRP transaction was not allocated. All unallocated goodwill was included in the impairment charge recorded in December 2007.

Note 19—Quarterly Financial Information (unaudited)

        The following table presents our unaudited quarterly results of operations for each of the quarters in 2007 and 2006. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Results of operations for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenue	$53,352	$43,154	$31,318	$24,773	$53,945	$59,897	$59,172	$59,692
Cost of services:
Compensation expense	25,720	20,206	15,255	11,358	28,511	29,099	28,061	27,282
Travel and related expenses	5,544	3,546	1,299	767	7,127	6,753	6,301	5,927
Other direct costs	2,477	1,535	1,121	657	2,333	3,035	2,156	2,153

Total cost of services	33,741	25,287	17,675	12,782	37,971	38,887	36,518	35,362

Gross profit	19,611	17,867	13,643	11,991	15,974	21,010	22,654	24,330
Operating expenses:
Salaries and benefits	5,671	5,525	5,563	4,301	5,028	5,087	5,423	5,728
Other selling, general and administrative expenses	5,433	5,597	6,165	6,087	4,624	4,540	4,655	4,699
Depreciation and amortization	2,055	2,433	2,362	2,436	1,501	1,864	2,069	2,123
Amortization of intangibles	2,498	2,571	2,573	1,663	2,542	2,542	2,542	2,542
Loss on impairment	—	—	—	92,843	—	—	—	279

Total operating expenses	15,657	16,126	16,663	107,330	13,695	14,033	14,689	15,371

(Loss) income from operations	3,954	1,741	(3,020)	(95,339)	2,279	6,977	7,965	8,959
Interest expense, net	1,192	1,022	884	637	3,065	1,660	1,746	1,515
Loss from extinguishment of debt	45	45	44	—	746	—	—	140
Other income	—	—	5	23	—	—	—	—

(Loss) income from continuing operations before income taxes	2,717	674	(3,943)	(95,953)	(1,532)	5,317	6,219	7,304
Income tax (expense) benefit	1,087	207	(1,323)	(4,287)	(644)	2,103	2,419	3,265

(Loss) income from continuing operations	1,630	467	(2,620)	(91,666)	(888)	3,214	3,800	4,039
Loss from discontinued operations net of income taxes	(3,914)	(820)	(213)	(103)	(189)	(863)	(740)	(497)

Net (loss) income	$(2,284)	$(353)	$(2,833)	$(91,769)	$(1,077)	$2,351	$3,060	$3,542

Basic (loss) income per share	$(0.11)	$(0.02)	$(0.14)	$(4.38)	$(0.09)	$0.11	$0.15	$0.17

Diluted (loss) income per share	$(0.11)	$(0.02)	$(0.14)	$(4.38)	$(0.09)	$0.11	$0.14	$0.17

        (Loss) income per share is computed independently for each quarter and the sum of the quarters may not equal the annual amount.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Subsequent Events

        On February 21, 2008, in connection with an amendment to its debt facility, the Company prepaid $25,000,000 of its outstanding term loan balance. There were no penalties associated with this payment. During the first quarter of 2008, the Company will recognize a non-cash early extinguishment of debt charge of approximately $641,000 associated with this repayment. Other amendments to the facility include a reduction of the revolving debt facility from $50,000,000 to $10,000,000, an increase of 125 basis points in the interest rate associated with the debt facility, a requirement to maintain a minimum $6,000,000 of liquidity (including any unused portion of the $10,000,000 revolver commitment), a requirement that any borrowings outstanding under the revolver be repaid by March 31, 2009 and the addition of a required $5,000,000 payment by March 31, 2009. At December 31, 2007, the $25,000,000 used to make this payment was included in "cash and cash equivalents" and the obligation was classified as a current liability in the accompanying consolidated balance sheet.

        On February 29, 2008, the Company entered into a lease termination agreement with its landlord for one of the floors leased at its Shelton, Connecticut headquarters. During the first quarter of 2008, the Company will recognize a $500,000 charge to terminate this lease. In connection with this lease termination, the Company will recognize a charge of approximately $430,000 for leasehold improvements located at the premises.

Schedule II

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

		Additions
Accounts	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Allowance for doubtful accounts
2005	$89,537	$245,839	$—	$(263,112)	$72,264
2006	72,264	352,534	—	(233,229)	191,569
2007	191,569	1,835,614	—	(1,282,364)	744,819
Deferred tax assets
2006	$—	$—	$685,247	$—	$685,247
2007	685,247	31,089,055	251,168	(266,834)	31,758,636

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX
CLAYTON HOLDINGS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
  Schedule II
CLAYTON HOLDINGS, INC. AND SUBSIDIARIES Valuation and Qualifying Accounts