Form 10-K/A
period 2007-12-31
CLAYTON HOLDINGS INC
filed 2008-04-29
CIK 1325228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-30739

CLAYTON HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2660764
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

2 Corporate Drive
Shelton, Connecticut, 06484	(203) 926-5600
(Address of principal executive offices)	(Registrant’s telephone number
(zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $136,870,156 (based on the closing price for the registrant’s common stock on the Nasdaq Global Market of $11.39 per share).  At March 31, 2008, 22,199,289 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K of Clayton Holdings, Inc. (“Clayton” or the “Company”) for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”). We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include information required by Items 10, 11, 12, 13, and 14 to Part III within the period required by General Instruction G(3) to Form 10-K.  In addition, we are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include as exhibits amendments to employment agreements with certain executive officers, as required by Item 15 in Part IV.  Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Amendment No. 1 to our Annual Report on Form 10-K/A are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in the Original Filing.  Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

References in this Amendment No. 1 to Annual Report on Form 10-K/A to “Clayton,” the “Company,” “we,”  “us” or “our” are to Clayton Holdings, Inc., a Delaware corporation, and its subsidiaries.

PART III

Item 10.                             Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the current directors and executive officers of the Company, their ages, and the positions currently held by each such person with the Company.

Name	Age	Position
Frank P. Filipps	60	Chairman, Chief Executive Officer and Director
D. Keith Johnson	48	President and Chief Operating Officer
Frederick C. Herbst	50	Chief Financial Officer
Kevin J. Kanouff	37	Executive Vice President of Strategic Alliances
Steven L. Cohen	45	Senior Vice President, General Counsel and Secretary
David Gilbert(2)	62	Director
Roger B. Kafker(2)	46	Director
Brian L. Libman	42	Director
Frank L. Raiter(1)(2)(3)	60	Director
Thomas J. Skelly(1)(3)	56	Director
Michael M. Sonderby(1)(3)	64	Director

(1)           Member of the Nominating and Corporate Governance Committee.

(2)           Member of the Compensation Committee.

(3)           Member of the Audit Committee.

Frank P. Filipps.  Mr. Filipps has served as a director and the Company’s Chairman and Chief Executive Officer since April 2005 and his current term will expire in 2009.  Prior to joining the Company, he was the Chairman and Chief Executive Officer of Radian Group Inc. (NYSE:RDN), a credit enhancement provider to the global financial and capital markets. At Radian, Mr. Filipps was responsible for expanding and diversifying operations in the United States, the United Kingdom and Asia. Mr. Filipps began his career at Radian in 1992 as Senior Vice President and Chief Financial Officer. In 1994, he was promoted to Executive Vice President and Chief Operating Officer and in 1995 he was named President, Chief Executive Officer and director. Mr. Filipps has served since 1995 as a director of Impac Mortgage Holdings, Inc. (NYSE: IMH), a corporation that acquires and originates non-conforming residential and commercial loans, and has served since 2004 as a director of Primus Guaranty, Ltd. (NYSE:PRS), a holding company primarily engaged in selling credit protection against investment grade debt obligations of corporate and sovereign entities.  Mr. Filipps holds an M.B.A. in corporate finance and international business from the Stern School of Business at New York University and a B.A. from Rutgers University.

D. Keith Johnson.    Mr. Johnson has served as the Company’s President and Chief Operating Officer since May 2006.  Prior to joining the Company, Mr. Johnson was the President and Chief Executive Officer of Long Beach Mortgage, a division of Washington Mutual, Inc. (NYSE: WM), from 2003 until March 2006.   From 2001 through 2003, Mr. Johnson served as Executive Vice President and Chief Operating Officer of the commercial group of Washington Mutual.  Prior to joining Washington Mutual, Mr. Johnson served in various senior management positions at Bank United, including Chief Financial Officer of the mortgage division and in operations, sales and capital markets roles.  Mr. Johnson holds a B.A. in accounting from Eastern Michigan University. Mr. Johnson is also a Certified Public Accountant.

Frederick C. Herbst.  Mr. Herbst has served as the Company’s Chief Financial Officer since September 2005. Prior to joining the Company, Mr. Herbst was Chief Financial Officer of Arbor Realty Trust, Inc. (NYSE:ABR), a

publicly-traded real estate investment trust, since 2003 and of Arbor Commercial Mortgage, LLC since 1999. He was a member of Arbor’s executive committee and was responsible for all aspects of Arbor’s financial operations, including financial reporting, tax planning, budgeting and the appropriate utilization of capital. Prior to joining Arbor, Mr. Herbst was Chief Financial Officer of The Hurst Companies, Inc., where he was responsible for all financial operations, including financial reporting, budgeting and banking relationships. Previously, Mr. Herbst was controller with The Long Island Savings Bank, FSB, vice president-finance with Eastern States Bankcard Association and a senior manager with Ernst & Young. Mr. Herbst holds a B.A. from Wittenberg University. Mr. Herbst became a Certified Public Accountant in 1983.

Kevin J. Kanouff.  Mr. Kanouff served as the President of our subsidiary, Clayton Fixed Income Services, from 2003 through February 1, 2008 and is currently our Executive Vice President of Strategic Alliances.  Mr. Kanouff is responsible for developing strategic alliances to enhance the Company’s service offerings.  Before joining Clayton Fixed Income Services, Mr. Kanouff was an attorney practicing corporate and securities law with Dorsey & Whitney LLP, an international law firm.  Mr. Kanouff holds a J.D. from the University of Denver College of Law and a B.A. from Syracuse University.

Steven L. Cohen.  Mr. Cohen has served as the Company’s Senior Vice President, General Counsel and Secretary since the Company’s inception in March 2005.  From January 2005 until March 2005, he served as the Senior Vice President and General Counsel of the Company’s predecessor, Clayton Services. Mr. Cohen oversees the Company’s legal affairs, manages its legal department and serves as the corporate compliance officer.  From December 2000 to January 2005, he was an Assistant General Counsel of Intuit Inc. (NASD: INTU), a financial software development and services company, where he was a member of the general counsel management group.  Prior to joining Intuit, Mr. Cohen was General Counsel to EmployeeMatters, Inc. which was acquired by Intuit in December 2000, an Assistant General Counsel with The Prudential Insurance Company of America and an associate with Fulbright & Jaworski LLP, a national law firm.  Mr. Cohen holds a J.D. from the George Washington University Law School, an M.B.A. from the Stern School of Business at New York University and a B.A. from Queens College.

David Gilbert.  Mr. Gilbert has served as a director since February 2007 and his current term will expire in 2008.  Mr. Gilbert has held executive management positions in a range of financial services companies, including start-ups and mature businesses.  Mr. Gilbert is currently the Chief Executive Officer of Mantara, Inc., a financial technology company.  From 2003 until his retirement in November 2005, Mr. Gilbert served as Chairman and Chief Executive Officer of ERisk, a provider of enterprise risk management solutions. Prior to that, Mr. Gilbert served as President and Chief Executive Officer of 401Konnect, a financial technology company.  Earlier in his career Mr. Gilbert was the Chairman of the Board of the California Federal Bank where he led a reorganization, turnaround and sale of the company.  Mr. Gilbert holds a doctorate and masters degree in Economics from Harvard University and a B.B.A. from the City University of New York.  Mr. Gilbert has also held faculty appointments at Harvard University, the Wharton School of Finance and the City College of New York.

Roger B. Kafker.  Mr. Kafker has served as a director since the Company’s inception and his current term will expire in 2008. He has been employed by TA Associates, Inc. since 1989, and currently serves as a Managing Director. Mr. Kafker concentrates on transactions involving growth service businesses in the financial, consumer and healthcare services industries. He holds an M.B.A. from the Harvard Business School and a B.A. from Haverford College.

Brian L. Libman.  Mr. Libman has served as a director since the Company’s inception and his current term will expire in 2010.  He was the former Chief Executive Officer of Finance America, LLC, a nationwide mortgage lender specializing in nonconforming residential mortgage loans.  He served in this role from the company’s formation in July 1999 until July 2004.  Prior to being employed at Finance America, Mr. Libman spent 13 years with Lehman Brothers. Mr. Libman holds both an M.B.A. and B.S.E. from the Wharton School of Business at the University of Pennsylvania.

Frank L. Raiter.  Mr. Raiter has served as a director since October 2005 and his current term will expire in 2008.  From March 1995 until April 2005, Mr. Raiter served as a Managing Director of Standard & Poor’s Ratings Group.  As a Managing Director, Mr. Raiter managed the Residential Mortgage Ratings Group and was responsible for ratings production, marketing and business development for single family mortgages, bond ratings and related products. Mr. Raiter also managed the design, development and marketing of analytical ratings products utilized by Standard and Poor’s.  Prior to joining Standard and Poor’s, he was the Chief Investment Officer and Treasurer of

Caliber Bank in Phoenix, Arizona, and served as the Assistant Director, Office of Securities Transactions, of the Resolution Trust Corporation.  Mr. Raiter has served since March 2007 as a director of Luminent Mortgage Capital, Inc. (NYSE: LUM), a corporation that invests in U.S. agency and other highly-rated, single-family, adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage-backed securities.  Mr. Raiter holds an M.B.A. from the University of North Carolina-Chapel Hill and a B.A. from North Carolina State University.

Thomas J. Skelly.  Mr. Skelly has served as a director since April 2007 and his current term will expire in 2009.  Mr. Skelly has over thirty years experience building and managing international and large scale service businesses.  From 1975 until his retirement in 2004, Mr. Skelly was associated with Accenture (NYSE: ACN), where he had served as a Managing Partner since 1987.  At Accenture, Mr. Skelly provided consulting on financial services and information technology matters, predominately in the insurance and the investment management sectors.  Mr. Skelly was a member of Accenture’s Executive Committee from 1999 until his retirement.  Mr. Skelly has served as a board member of the Investment Committee of the US Accenture Foundation since 2003 and as its Chairman since 2004.  Since 2006, Mr. Skelly has served as an Elected Member, Board of Independent Trustee, William Blair Mutual Funds.  From 2002 until 2004, Mr. Skelly served on the Board of Directors to the United States Chamber of Commerce.  Mr. Skelly holds an M.B.A. from the University of Texas at Austin and a B.A. from Georgetown University.

Michael M. Sonderby.  Mr. Sonderby has served as a director since February 2007 and his current term will expire in 2010.  In 2003, Mr. Sonderby retired from his position as Managing Partner of the Philadelphia office of Deloitte & Touche, a national accounting firm, where he focused on the insurance industry.  At the time of his retirement, he had worked for Deloitte & Touche for 38 years in both management and client service positions.  Mr. Sonderby holds a B.S.B.A. from Miami University in Ohio.  Mr. Sonderby is a Certified Public Accountant.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company.   Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings.   The Company became subject to Section 16(a) reporting obligations on March 23, 2006, upon the SEC declaring the registration statement for our initial public offering effective.  Based on its review of the copies of such filings received by it from March 23, 2006 to the present and written representations received by the Company pursuant to Section 16(a), the Company believes that no Reporting Person filed a late report during the most recent fiscal year.

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

Director Candidates

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors currently consists of Messrs. Raiter, Skelly and Sonderby. Mr. Raiter is the chairman of the Audit Committee.  The Board of Directors has determined that each current member of the Audit Committee meets the independence requirements promulgated by The Nasdaq Stock Market, Inc. (“Nasdaq”) and the Securities and Exchange Commission (“SEC”), including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In addition, the Board of Directors has determined that each current member of the Audit Committee is financially literate and that Messrs. Raiter and Sonderby each qualify as an “audit committee financial expert” under the rules of the SEC.  Stockholders should understand that this designation is a disclosure requirement of the SEC related to each of their experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Messrs. Raiter or Sonderby any duties, obligations or liability that are greater than are generally imposed on other members of the Audit Committee and the Board of Directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.

Item 11.                 Executive Compensation

Compensation Committee

The Compensation Committee currently consists of Messrs. Gilbert, Kafker and Raiter.  Mr. Gilbert is the chairman of the Compensation Committee.  The Compensation Committee is responsible for determining and making recommendations with respect to all forms of compensation to be granted to executive officers of the Company.  In fulfilling its role, the Compensation Committee’s responsibilities include, but are not limited to:

•                  annually reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

•                  evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and determining the compensation of our Chief Executive Officer;

•                  determining the compensation of our other executive officers;

•                  overseeing an evaluation of our senior executives;

•                  overseeing and administering the Company’s incentive-based compensation plans and equity-based compensation plans;

•                  reviewing and making recommendations to the Board of Directors with respect to director compensation;

•                  reviewing and recommending the Company’s Compensation Discussion and Analysis for inclusion in this and subsequent annual reports and proxy statements; and

•                  preparing the Compensation Committee Report for inclusion in this and subsequent annual reports and proxy statements in accordance with applicable rules and regulations.

The Board of Directors has determined that Messrs. Gilbert, Kafker and Raiter of the Compensation Committee each meet the independence requirements promulgated by Nasdaq.  The Compensation Committee operates under a written charter adopted by the Board of Directors, a current copy of which is available at the Corporate Governance section of the Company’s website at http://www.clayton.com.

Compensation Discussion and Analysis

We provide what we believe is a competitive total compensation package to our executive management team through a combination of a base salary, an annual bonus opportunity, a long-term incentive opportunity, retirement benefits, perquisites and other benefits.

We place significant emphasis on pay-for-performance based incentive compensation which is designed to reward the achievement of predetermined company and individual goals and the generation of increased stockholder value.  This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our chief executive officer, chief financial officer, and the other three most highly compensated executive officers, who are collectively referred to as our “named executive officers.”

The Objectives of our Executive Compensation Program.

Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our executive officers.  The Compensation Committee is composed entirely of independent, non-employee directors.

Our executive compensation program is designed to achieve the following objectives:

•   Attract and retain talented and experienced executives;

•   Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•        Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value;

•        Provide a competitive compensation package which is weighted towards pay-for-performance, and in which total compensation is primarily determined by the company’s and the individual’s achievement of results and the creation of stockholder value;

•   Foster a shared commitment among executives by aligning the company’s and their individual goals; and

•         Compensate our executives to manage our business to meet our objectives.

The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, to consider appropriate compensation for our chief executive officer.  For all other named executive officers, the Compensation Committee meets outside the presence of all executive officers except our chief executive officer.  The annual performance reviews of our executive officers are considered by the Compensation Committee when making decisions on setting base salary, targets for and payments of annual bonus opportunities and grants of long-term equity incentive awards.  When making decisions on executive officers, the Compensation Committee considers competitive compensation data, the importance of the position to us, the past salary history of the executive officer and the contributions we expect the executive officer to make to the success of our business.

To assist management and the Compensation Committee in assessing and determining competitive compensation packages, we engaged compensation consultants Mercer Human Resource Consulting (“Mercer”).

We use the following principles to guide our decisions regarding executive compensation:

Provide compensation opportunities targeted at market median levels.

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we strive to provide a total compensation package that is competitive with total compensation provided by other similarly sized business service companies.  Our policy is to target total compensation at median levels among this peer group, with leverage provided through the incentive programs such that above target performance yields above average compensation and below target performance yields below average compensation.  Because a large portion of total executive compensation is provided in the form of incentives that are contingent on performance, actual compensation of these executives will vary above and below these targeted median levels depending on our companywide and their individual performance.  In periods of strong performance, actual compensation will exceed these targeted levels.  If a downturn in performance occurs, the Compensation Committee expects actual compensation to be below these targeted levels.

The Compensation Committee periodically reviews data on industry compensation levels and financial performance to assess competitive levels of compensation for our executive officers.  In January 2007, the Compensation Committee, with the assistance of Mercer, compared the total compensation of selected named executive officers and the compensation practices of business service companies with similar gross revenue and full time employee equivalents.  The process utilized by us and our consultants is as follows:

•        Mercer benchmarks the total compensation of our named executive officers relative to these peer companies, providing advice on how to structure cash and equity incentives, and providing guidance on changing regulatory requirements and best practices.  Compensation elements, including salary, bonus, total cash compensation, long-term incentives, and total direct compensation, are analyzed from the preceding year’s proxy disclosures by these peer companies.

•        Mercer provides market analysis reports showing the estimated market value for each job benchmarked.  Based on feedback from us, Mercer makes any necessary revisions.  Market comparison reports are generated and provided for the Compensation Committee’s review.

Require performance goals to be achieved and/or stockholder value to be increased in order to increase compensation.

Our executive compensation program includes pay-for-performance.  Performance is measured based on our overall financial performance as well as achievement of company, departmental and individual performance goals, as determined by our Compensation Committee.  The goals for our company, departments and individuals are established so that target attainment is not assured.  The attainment of payment for performance at or above target levels will require significant effort on the part of our executives.

The compensation package for our executive officers includes both a cash opportunity and equity incentive plans that align each executive’s compensation with our short-term and long-term performance goals and objectives.  Our Compensation Committee determines an overall available bonus pool to compensate all employees for achieving our annual financial goals at the corporate level.  The Compensation Committee then has full discretion to allocate this overall available pool to executive officers to reward these individuals for achieving personal performance objectives.

Offer a comprehensive benefits package to all full-time employees.

Our employees, including our executive officers, are entitled to various employee benefits.  These benefits include the following: medical, vision and dental care plans; flexible spending accounts for healthcare and dependent care; life and disability insurance; a 401(k) plan; and paid time off.

Provide fair and equitable compensation.

We provide a total compensation program that we believe will be perceived by both our executive officers and our stockholders as fair and equitable.  In addition to conducting analyses of market compensation levels and considering individual circumstances related to each executive officer, we have designed the total compensation programs to be consistent for our executive management team.

Our Executive Compensation Programs

We aim to deliver a substantial portion of total compensation in the form of cash and equity incentives to achieve its objective of holding executives accountable for company performance and offering rewards for successful business results and increased shareholder value.  Compensation opportunities for our executive officers, including our named executive officers, are designed to be competitive within our industry.  We believe that a substantial portion of each named executive officer’s compensation should be performance-based.  In 2007, as a result of lower than expected overall financial performance, variable incentive compensation ranged from approximately 0% to 26% of total compensation of our named executive officers.

In determining whether to adjust the compensation of our executive officers, including our named executive officers, annually we ask each of them to undertake a self-assessment.  Each named executive officer provides the completed self-assessment to our president and our chief executive officer for their review prior to submitting recommendations to the Compensation Committee.  The president’s and chief executive officer’s recommendation to the Compensation Committee consists of each named executive officer’s self-assessment and any revisions or comments the president and chief executive officer suggest.  The Compensation Committee discusses each recommendation with the president and chief executive officer, except that the president is not present when his or the chief executive officer’s compensation is discussed and the chief executive officer is not present when his compensation is discussed.  Once the review process is complete, the Compensation Committee establishes the annual base and incentive compensation target for each named executive officer.

Annual Cash Compensation

To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we provide a competitive total compensation package.  We target base salaries at median among business service companies with similar gross revenue and full time employee equivalents and take into consideration individual performance and experience to ensure that each executive is appropriately compensated.

Base Salary.

We design base salaries to compensate our executives for their position and level of responsibility.  Each of our named executive officers has an employment agreement with the Company.  The Compensation Committee reviews base salaries annually and may adjust individual salaries commensurately with performance, business impact, tenure and experience, and changes in job responsibilities and market practice.  When establishing the base salary of any executive officer, we also consider business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors.  We believe that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.

The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table.  For the fiscal year ended December 31, 2007, the aggregate annual base salary of our named executive officers was approximately $1,725,891, with our chief executive officer receiving $533,007 of that amount.  We believe that the base salary paid to our executive officers during 2007 achieves our executive compensation objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median.

Annual Cash Bonus Awards.

Target annual incentive opportunities are provided to be able to reward for the achievement of yearly performance objectives, and to provide an element of annual cash compensation that is variable in nature.  Target incentive opportunities are designed to provide compensation around the median of the market.  The incentive plan is largely discretionary though the funding of the pool through EBITDA targets is not.  The Compensation Committee sets an EBITDA target and rate at which the bonus pool is funded for performance on, above and below target.  After performance has been determined and the pool has been funded, the Compensation Committee has the discretionary ability to allocate amounts of the bonus pool to an individual based on departmental and individual performance.

With regard to the named executive officers, 2007 annual cash bonus awards were subject to the size of the pool and the allocation process described above.  In 2007,  the Compensation Committee determined that based upon Company performance and market conditions for the Company’s services, the Company would not pay fiscal 2007 cash bonuses with respect to four of its five executive officers, including Frank P. Filipps, D. Keith Johnson, Frederick C. Herbst and Steven L. Cohen.  A cash bonus in the amount of $115,500 was paid to Kevin J. Kanouff.

Equity Incentive Compensation

Long-term incentive awards are granted to align our executives with our shareholders by focusing on our stock price performance and other indicators of long-term performance.  These awards also contribute to stronger retention rates through the application of multi-year vesting provisions.  Our policy is to use both stock options and restricted stock to properly incentivize our executive officers to focus on the long-term success of the Company.  In addition to stock options and restricted stock, we have the flexibility to use other long-term equity incentive vehicles.

Given the changing and very difficult market conditions of 2007, and consistent with our compensation policy of retaining talented and experienced executives, we concluded that a retention program was necessary to retain key employees as part of an overall strategic plan to operate and grow the Company.  In August 2007, at a meeting of the Board, there was an extensive discussion regarding the unprecedented disruption of the non-agency segment of the mortgage market and its short and long-term impacts on the Company.  Company management discussed the need for a plan to retain employees in light of the market disruption and the fact that the strike prices on the vast majority of employees’ outstanding options were substantially below the Company’s current and anticipated future stock price.

In September 2007, we were increasingly concerned that employees were looking for other opportunities as a result of extensive conversations with clients and concurrent news in the popular and industry press to the effect that our primary markets were unlikely to recover in the near term.  In attempt to forestall or mitigate additional employee departures, we re-engaged Mercer to assist us in preparing an incentive and retention plan for senior management and other key employees (the “Incentive and Retention Plan”).

In October 2007, Mercer delivered to us a draft of the Incentive and Retention Plan.  The draft of the Incentive and Retention Plan proposed senior officers and certain other employees receive a combination of cash and equity awards that vested over six (6) to eighteen (18) months.   Company management, the Compensation Committee and the full Board discussed the Incentive and Retention Plan proposed by Mercer.

In November 2007, Company management and the Compensation Committee worked together to revise the Incentive and Retention Plan.  Company management delivered a memorandum to the Compensation Committee summarizing its recommendation for retention equity awards and 2007 bonuses.  In December 2007, Company management and the Compensation Committee continued to work together to revise the Incentive and Retention Plan.

On December 19, 2007, the Compensation Committee resolved to recommend awards of restricted stock to Company executives, senior managers, revenue generators and other key employees. The Compensation Committee concluded that each of Messrs. Filipps, Herbst, Johnson and Cohen should not receive a cash bonus for 2007 as a result of the Company’s financial performance.  In lieu of a cash bonus, however, the Compensation Committee concluded that equity awards that vested ratably every six (6) months over a two (2) year period for such officers would be an appropriate means to compensate them for 2007, align their interests with those of the stockholders for 2008 and beyond and were consistent with the Company’s desire to retain these individuals.   Also on December 19, 2007, the Board discussed issues related to employee retention.  The Compensation Committee then presented its recommendations to the Board for equity awards under the Incentive and Retention Plan.  The Board discussed the Compensation Committee’s recommendations and recommended that all such awards, and the documentation related thereto, be approved by the Compensation Committee based upon the closing price of the Company’s stock on December 20, 2007.

On December 21, 2007, the Compensation Committee approved the awards recommended by the Board on December 19, 2007 and the terms of the letter agreements with each of Messrs. Filipps, Herbst, Johnson and Cohen.  On December 21, 2007, each of Messrs. Filipps, Johnson, Herbst and Cohen entered into a letter agreement with the Company in which the Company agreed to grant him 411,356, 277,736, 189,724 and 145,276 shares of restricted common stock (the “Phantom Awards”), respectively, on the date of the 2008 annual meeting of Company’s stockholders, subject to the approval of an increase to the number of shares of common stock reserved under the Company’s 2006 Stock Option and Incentive Plan (the “Option Plan”).  If a Sale Event (as defined in the Option Plan) occurs prior to stockholder approval, the entire award is settled in cash.  On December 21, 2007, Mr. Kanouff was awarded 62,500 shares of restricted common stock (collectively with the Phantom Awards, the “December Awards”).

Other Benefits Programs

We believe in creating a cooperative environment in which all employees are committed to us and motivated to meet our business objectives.  Towards this end, we offer our employees various benefits, including medical, vision and dental care plans, flexible spending accounts for healthcare and dependent care, life and disability insurance, a 401(k) plan and paid time off.  Members of senior management are entitled to life insurance, disability and paid time off benefits that are more generous than those provided to other employees.

Compensation Committee Interlocks and Insider Participation

The current Compensation Committee members are David Gilbert, Roger B. Kafker and Frank L. Raiter.  Brian L. Libman served as a member of the Compensation Committee during 2007 until his resignation after the Company’s 2007 annual meeting of stockholders.  No member of the Compensation Committee was an employee or former employee of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

During 2007, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Amendment No. 1 to our Annual Report on Form 10-K/A in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference.  In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment No. 1 to our Annual Report on Form 10-K/A.  Based on its review of, and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors and the Board of Directors has agreed that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A.

Respectfully submitted by the Compensation Committee,

David Gilbert (Chairman)
Roger B. Kafker
Frank L. Raiter

The following summarizes the compensation earned during the years ended December 31, 2007 and December 31, 2006 by our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers on December 31, 2007 and whose total compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation(1)	Total
		($)	($)	($)	($)	($)	($)

Frank P. Filipps	2007	533,007	—	34,960	155,553	36,411	759,931
Chairman and Chief Executive Officer	2006	512,423	775,500	—	517,328	56,651	1,861,902
David Keith Johnson(2)	2007	392,692	—	111,589	166,538	5,046	675,865
President and Chief Operating Officer	2006	237,981	237,500	—	81,229	235,135	791,845
Frederick C. Herbst	2007	272,115	—	65,005	21,215	25,671	384,006
Chief Financial Officer	2006	250,000	285,000	—	44,874	25,671	605,545
Steven L. Cohen	2007	255,962	—	51,451	6,060	5,046	318,519
Senior Vice President and General Counsel	2006	204,692	150,000	—	12,120	5,266	372,078
Kevin J. Kanouff	2007	272,115	115,500	42,709	6,981	5,046	442,351
Executive Vice President of Strategic Alliances

(1)           All Other Compensation details:

Name	Year	401(k) Matching Contribution	Life, Short-Term Disability and Long-Term Disability Insurance Premiums	Commuting Expense	Relocation Expense	Car Allowance	Total
		($)	($)	($)	($)	($)	($)
Frank P. Filipps	2007	3,375	1,671	31,365	—	—	36,411
	2006	3,750	1,671	32,790	—	18,440	56,651
David Keith Johnson	2007	3,375	1,671	—	—	—	5,046
	2006	2,380	964	—	231,791	—	235,135
Frederick C. Herbst	2007	—	1,671	—	—	24,000	25,671
	2006	—	1,671	—	—	24,000	25,671
Steven L. Cohen	2007	3,375	1,671	—		—	5,046
	2006	3,750	1,516	—	—	—	5,266
Kevin J. Kanouff	2007	3,375	1,671	—		—	5,046

(2)                                  Mr. Johnson began his employment with us in May 2006.  His annual base salary for 2006 was $375,000.

Agreements with Named Executive Officers

Frank P. Filipps.  Under the terms of the employment agreement with our Chief Executive Officer, Frank P. Filipps, dated April 25, 2005, as amended on April 13, 2008, the term of his employment is indefinite until terminated by either party.  Mr. Filipps is entitled to a base salary and eligible for an annual performance bonus, each as determined on an annual basis by our Board of Directors or Compensation Committee.  Mr. Filipps is reimbursed for travel and lodging expenses related to commuting from Pennsylvania to our corporate offices in Shelton, Connecticut.  Mr. Filipps’ employment agreement provides for customary health and retirement benefits. Mr. Filipps’ 2008 base salary is $535,095 and his 2008 target bonus is 150% of his base salary.

David Keith Johnson.  Under the terms of the employment agreement with our President and Chief Operating Officer, David Keith Johnson, dated May 1, 2006, as amended on January 30, 2007 and April 13, 2008, the term of his employment is indefinite until terminated by either party.  In 2006, Mr. Johnson received the pro rata portion of an annual base salary of $375,000, and his 2006 target bonus was 100% of this pro-rated annual salary.  In 2007 and subsequent years, Mr. Johnson is entitled to a base salary and eligible for an annual performance bonus, each as determined on an annual basis by our Board of Directors or Compensation Committee.  In connection with  his employment, we granted Mr. Johnson an option, subject to time based vesting, to purchase 100,000 shares of our common stock.  The stock option was granted to Mr. Johnson on May 31, 2006, at an exercise price of $14.05.  In addition, the Company provided Mr. Johnson with $231,791 in relocation assistance in connection with his move from the Seattle, Washington area to Connecticut.  Mr. Johnson’s employment agreement provides for customary health and retirement benefits.  Mr. Johnson’s 2008 base salary is $395,000 and his 2008 target bonus is 125% of his base salary.

Frederick C. Herbst.  Under the terms of the employment agreement with our Chief Financial Officer, Frederick C. Herbst, dated September 19, 2005, as amended on January 30, 2007 and April 13, 2008, the term of his employment is indefinite until terminated by either party.  Mr. Herbst is entitled to a base salary and eligible for an annual performance bonus, each as determined on an annual basis by our Board of Directors or Compensation Committee.  Mr. Herbst is entitled to a travel allowance in the amount of $2,000 per month for mileage and accommodations.  Mr. Herbst’s employment agreement provides for customary health and retirement benefits.  Mr. Herbst’s 2008 base salary is $275,000 and his 2008 target bonus is 120% of his base salary.

Steven L. Cohen.  Under the terms of the employment agreement with our Senior Vice President – General Counsel, Steven L. Cohen, dated January 31, 2005, as amended, the term of his employment is indefinite until terminated by either party. Mr. Cohen is entitled to a base salary and eligible for an annual performance bonus, each as determined on an annual basis by our Board of Directors or Compensation Committee. Mr. Cohen’s employment agreement provides for customary health and retirement benefits.  Mr. Cohen’s 2008 base salary is $260,000 and his 2008 target bonus is 70% of his base salary.

Kevin J. Kanouff.  Under the terms of the employment agreement with our Executive Vice President of Strategic Alliances, Kevin J. Kanouff, dated March 14, 2007, as amended on April 13, 2008, the term of his employment is indefinite until terminated by either party.  Mr. Kanouff is entitled to a base salary and eligible for an annual performance bonus, each as determined on an annual basis by our Board of Directors or Compensation Committee.  Mr. Kanouff’s employment agreement provides for customary health and retirement benefits.  Mr. Kanouff’s 2008 base salary is $275,000 and his 2008 target bonus is 70% of his base salary.

In addition to the foregoing, we have entered into indemnification agreements with each of our directors, and with Frank P. Filipps, Frederick C. Herbst, D. Keith Johnson, Steven L. Cohen and Kevin J. Kanouff.  These agreements provide that we will indemnify these directors and executive officers to the fullest extent permitted by law and our certificate of incorporation and by-laws, and advance expenses to each indemnitee in connection with any proceeding in which indemnification is available.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of restricted stock to our named executive officers during the year ended December 31, 2007.

Grants of Plan-Based Awards — 2007

Name	Grant Date	All other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($/share)
Frank P. Filipps	December 21, 2007	411,356	4.00
David Keith Johnson	January 30, 2007	22,500	18.48
	December 21, 2007	277,736	4.00
Frederick C. Herbst	January 30, 2007	12,500	18.48
	December 21, 2007	189,724	4.00
Steven L. Cohen	January 30, 2007	10,000	18.48
	December 21, 2007	145,276	4.00
Kevin J. Kanouff	January 30, 2007	10,000	18.48
	December 21, 2007	62,500	4.00

Employee Equity Compensation Plans

2005 Stock Option and Grant Plan

Our 2005 Stock Option and Grant Plan, or 2005 Option Plan, was adopted by our Board of Directors and approved by our stockholders on March 31, 2005.  In connection with the combination of Clayton Services and CFIS, the outstanding options held by employees and officers of each of Clayton Services and CFIS were converted into options under our 2005 Option Plan.  The existing option plans for each of Clayton Services and CFIS were terminated in all respects.  We reserved 7,398,236 shares of our common stock for the issuance of awards under the 2005 Option Plan.

The 2005 Option Plan is administered by our Compensation Committee or by our Board of Directors.  The administrator of the 2005 Option Plan has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2005 Option Plan.

The 2005 Option Plan permits us to make grants of incentive stock options, non-qualified stock options, restricted stock awards and unrestricted stock awards to officers, employees, directors, consultants and other key persons.  Stock options granted under the 2005 Option Plan have a maximum term of ten years from the date of grant and incentive stock options have an exercise price of no less than the fair market value of the common stock on the date of grant.

Upon the completion of our initial public offering on March 29, 2006, the vesting term for all options granted under the 2005 Option Plan was automatically accelerated by one year.  In the event of a merger, sale or dissolution of Clayton, or a similar “sale event,” all stock options will become fully exercisable and all other awards granted under the 2005 Option Plan will become fully vested and non-forfeitable unless the parties to the transaction, in their discretion, provide for appropriate substitutions or assumptions of outstanding awards.  The 2005 Option Plan will automatically terminate upon the consummation of the “sale event,” unless the parties, in their sole discretion, provide otherwise.

In connection with the adoption of our 2006 Stock Option and Incentive Plan, which is discussed in detail below, our Board of Directors determined not to grant any further awards under the 2005 Option Plan.

2006 Stock Option and Incentive Plan

Our 2006 Stock Option and Incentive Plan, or 2006 Option Plan, was adopted by our Board of Directors and approved by our stockholders in March 2006.  The 2006 Option Plan permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights.  We reserved 1,814,130 shares of our common stock for the issuance of awards under the 2006 Option Plan.  This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.  Generally, shares that are forfeited or canceled from awards under the 2006 Option Plan also will be available for future awards.

The 2006 Option Plan is administered by either a committee of at least two non-employee directors, or by our full Board of Directors. The administrator of the 2006 Option Plan has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2006 Option Plan.

All full-time and part-time officers, employees, non-employee directors and other key persons (including consultants and prospective employees) are eligible to participate in the 2006 Option Plan, subject to the discretion of the administrator.  There are certain limits on the number of awards that may be granted under the 2006 Option Plan.  For example, no more than 750,000 shares of stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period.

The exercise price of stock options awarded under the 2006 Option Plan may not be less than the fair market value of the common stock on the date of the option grant and the term of each option may not exceed ten years from the date of grant.  The administrator will determine at what time or times each option may be exercised and, subject to the provisions of the 2006 Option Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

To qualify as incentive options, stock options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options which first become exercisable in any one calendar year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.  No incentive stock option awards may be granted under the 2006 Option Plan after March 2016.

Stock appreciation rights may also be granted under our 2006 Option Plan.  Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant.  The administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof.  The exercise price of stock appreciation rights granted under our 2006 Option Plan may not be less than the fair market value of our common stock on the date of grant.

Restricted stock may also be granted under our 2006 Option Plan.  Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator.  The administrator will determine the number of shares of restricted stock granted to any recipient.  The administrator may impose whatever vesting conditions it determines to be appropriate.  For example, the administrator may set restrictions based on the achievement of specific performance goals.  Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Deferred and unrestricted stock awards may also be granted under our 2006 Option Plan.  Deferred stock awards are units entitling the recipient to receive shares of stock paid out on a deferred basis, and subject to such restrictions and conditions, as the administrator shall determine.  Certain grantees, including directors, will be permitted to defer their compensation and receive deferred stock awards in lieu of current cash compensation.  All deferred compensation will be structured to meet the requirements of Section 409A of the Internal Revenue Code. Our 2006 Option Plan also gives the administrator discretion to grant stock awards free of any restrictions.

Dividend equivalent rights may be granted under our 2006 Option Plan.  Dividend equivalent rights are awards entitling the grantee to current or deferred payments equal to dividends on a specified number of shares of stock.  Dividend equivalent rights may be settled in cash or shares and subject to other conditions, as the administrator shall determine.

Unless the administrator provides otherwise, our 2006 Option Plan does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

In the event of a merger, sale or dissolution of Clayton, or a similar “sale event,” all stock options and stock appreciation rights granted under the 2006 Option Plan will automatically become fully exercisable and all other awards granted under the 2006 Option Plan will become fully vested and non-forfeitable, except that all shares of restricted stock granted to date may be assumed or substituted for similar awards, if the parties to the transaction, in their discretion, so provide.  In addition, upon the effective time of any such sale event, the 2006 Option Plan and all awards will terminate unless the parties to the transaction, in their discretion, provide for appropriate substitutions or assumptions of outstanding awards.

Our Board of Directors may amend or discontinue the 2006 Option Plan at any time and the administrator may amend or cancel any outstanding award for the purpose of satisfying changes in law or for any other lawful purpose. No such amendment may adversely affect the rights under any outstanding award without the holder’s consent. Other than in the event of a necessary adjustment in connection with a change in the company’s stock or a merger or similar transaction, the administrator may not “reprice” or otherwise reduce the exercise price of outstanding stock options.  Further, amendments to the 2006 Option Plan will be subject to approval by our stockholders if the amendment (i) increases the number of shares available for issuance under the 2006 Option Plan, (ii) expands the types of awards available under, the eligibility to participate in, or the duration of, the plan, (iii) materially changes the method of determining fair market value for purposes of the 2006 Option Plan; (iv) is required by the Nasdaq Global Market rules, or (v) is required by the Internal Revenue Code to ensure that incentive options are tax-qualified.

Outstanding Equity Awards at Fiscal Year-End — 2007

Option Awards

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Frank P. Filipps	488,280	32,553	6.00	April 25, 2015
D. Keith Johnson	39,582	60,418	14.05	May 31, 2016
Frederick C. Herbst	41,665	8,335	6.80	September 28, 2015
Steven L. Cohen	21,366	929	0.98	March 9, 2015
Steven L. Cohen	7,834	1,121	6.36	July 27, 2015
Kevin J. Kanouff	36,068	—	4.00	May 24, 2014

Stock Awards

		Market
	Number of	Value of
	Shares or	Shares or
	Units of	Units of
	Stock that	Stock
	Have not	That have
Name	Vested (#)	Not Vested ($)
Frank P. Filipps	411,356	2,126,711
D. Keith Johnson	300,236	1,552,220
Frederick C. Herbst	202,224	1,045,498
Steven L. Cohen	155,276	802,777
Kevin J. Kanouff	72,500	374,825

Option Exercises and Stock Vested

No named executive officers exercised any options or had any restricted stock vest in 2007.

Potential Payments Upon Termination or Change of Control.

We have entered into certain agreements and maintain certain plans that may require us to make certain payments and/or provide certain benefits to the named executive officers in the event of a termination of their employment or a change of control of Clayton.  The following tables and narrative disclosure summarize the potential payments to each named executive officer assuming that one of the events listed in the tables below occurs. The tables assume that the event occurred on December 31, 2007, the last day of our fiscal year.

Stock Options and Restricted Stock

Stock options and restricted stock held by our named executive officers fully vest upon a change of control, unless, under specific circumstances, provision for their assumption or continuation is made.  The following tables assumed that the stock options and restricted stock are not assumed or continued.

Frank P. Filipps.   In the case of termination by Mr. Filipps for good reason, or by us without cause, he will receive a lump sum payment equal to 200% of the sum of his annual base salary and target bonus as in effect on the date of termination.  Additionally, Mr. Filipps will receive payment of the pro rata portion of his target bonus for the year in which the termination occurs, and the partially employer-subsidized continuation of group health plan benefits for two years.  If Mr. Filipps’ employment terminates because of his death or disability, he, or his estate, will receive the pro rata portion of his target bonus earned through such termination date.  In some circumstances involving a change of control, all outstanding options held by Mr. Filipps will vest and become exercisable.  Finally, in the event that any severance payments made to Mr. Filipps would be subject to certain excise taxes by the Internal Revenue Service, we will “gross-up” the payments such that the net amount received by Mr. Filipps, after any such excise taxes are incurred, is equal to the severance amount payment.

Mr. Filipps also entered into an employee confidentiality and non-competition agreement with us concurrently with the execution of his employment agreement, whereby Mr. Filipps agreed not to compete with us, or solicit or divert our clients for a period ending two years following the termination of his employment with us for any reason. Additionally, Mr. Filipps agreed to refrain from soliciting or hiring any of our employees for a period of one year following the termination of his employment with us for any reason.

Payments and Benefits	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change of Control Payments
Cash Severance	$2,675,476	$2,675,476	$2,675,476	(1)
Pro Rata Bonus	802,643	802,643	802,643	(1)
Cash In Lieu of December 2007 Restricted Stock Award(2)	1,083,355	1,083,355	2,126,711	(1)
Health Benefits	24,000	24,000	24,000	(1)
Tax Gross-up(3)	—	—	1,416,231
Total	$4,585,474	$4,585,474	$7,045,061

(1)           Under the terms of his employment agreement with us, Mr. Filipps may terminate his employment for “Good Reason” at any time during the one-year period following a change of control.  This Change of Control Payment assumes Mr. Filipps invokes this provision of his employment agreement.

(2)           Under the terms of the December Awards, if Mr. Filipps’ employment is terminated by us without cause or by him with good reason, then the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the vested portion plus an additional 12 months of vesting under the award.  Upon a change of control of the Company, the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the entire award (vested and unvested).

(3)           The estimated Tax Gross-up payment is based, in part, on Mr. Filipps’ 2006 compensation, which is disproportionately low, thereby resulting in an estimated Tax Gross-up payment which may be disproportionately high.

David Keith Johnson.  In the event that Mr. Johnson’s employment is terminated by us without cause or by Mr. Johnson for good reason, then Mr. Johnson is entitled to receive a lump-sum payment equal to his annual base salary and all medical and health benefits for 12 months following the termination date. In the event Mr. Johnson’s employment is terminated within 18 months after the consummation of a change of control by us without cause or by him for good reason, he will be entitled to receive a lump-sum payment equal to 200% of his annual base salary and target incentive bonus in effect on the date of termination. In a change of control, all outstanding options held by Mr. Johnson will vest and become exercisable and, in some circumstances, all shares of restricted stock will become fully vested and nonforfeitable.

Mr. Johnson also entered into an employee confidentiality and non-competition agreement with us concurrently with the execution of his employment agreement, whereby Mr. Johnson agreed not to compete with us, or solicit or divert our clients for a period ending one year following the termination of his employment with us for any reason or for two years following a change of control. Additionally, Mr. Johnson agreed to refrain from soliciting or hiring any of our employees for a period of one year following the termination of his employment with us for any reason or for two years following a change of control.

Payments and Benefits	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change of Control	Involuntary Termination Without Cause within 18 months of a Change of Control	Voluntary Termination for Good Reason within 18 months of a Change of Control
Cash Severance	$395,000	$395,000	—	$1,777,500	$1,777,500
Cash In Lieu of December 2007 Restricted Stock Award (1)	717,948	717,948	$1,435,895	—	—
Restricted Stock(2)	—	—	116,325	—	—
Health Benefits	12,000	12,000	—	—	—
Total	$1,130,948	$1,130,948	$1,552,220	$1,777,500	$1,777,500

(1)           Under the terms of the December Awards, if Mr. Johnson’s employment is terminated by us without cause or by him with good reason, then the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the vested portion plus an additional 12 months of vesting under the award. Upon a change of control of the Company, the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the entire award (vested and unvested).

(2)           Based upon the closing price of our common stock on December 31, 2007.

Frederick C. Herbst.  Mr. Herbst is an employee at-will and his employment agreement may be terminated by either party upon 30 days written notice. Notwithstanding the at-will nature of his employment, if his employment is terminated by us without cause or by Mr. Herbst for good reason, Mr. Herbst is entitled to severance payments equal to one year’s salary payable over the twelve months following his termination and continuation of his group health plan benefits so long as he is receiving severance payments. In the event Mr. Herbst’s employment is terminated within 18 months after the consummation of a change of control by us without cause or by him for good reason, he will be entitled to receive a lump-sum payment equal to 150% of his annual base salary and target incentive bonus in effect on the date of termination and continuation of his group health plan benefits. In some circumstances involving a change of control, all outstanding options held by Mr. Herbst will vest and become exercisable and all shares of restricted stock will become fully vested and nonforfeitable. For the period of one year following the termination of his employment, regardless of the reason for such termination, Mr. Herbst’s employment agreement requires him to refrain from (i) performing services for a competitor in a similar capacity as to the services he provided to us, (ii) owning any interest in a competitor, (iii) soliciting our clients or suppliers and (iv) hiring our employees or soliciting our vendors or suppliers.

Payments and Benefits	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change of Control	Involuntary Termination Without Cause within 18 months of a Change of Control	Voluntary Termination for Good Reason within 18 months of a Change of Control
Cash Severance	$275,000	$275,000	—	$907,500	$907,500
Cash In Lieu of December 2007 Restricted Stock Award (1)	490,437	490,437	980,873	—	—
Restricted Stock(2)	—	—	64,625	—	—
Health Benefits	12,000	12,000	—	18,000	18,000
Total	$783,437	$783,437	$1,045,498	$925,500	$925,500

(1)           Under the terms of the December Awards, if Mr. Herbst’s employment is terminated by us without cause or by him with good reason, then the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the vested portion plus an additional 12 months of vesting under the award. Upon a change of control of the Company, the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the entire award (vested and unvested).

 (2)          Based upon the closing price of our common stock on December 31, 2007.

Steven L. Cohen.  Mr. Cohen is entitled to severance payments equal to one year’s salary if his employment is terminated by us without cause or by Mr. Cohen for good reason. In the event Mr. Cohen’s employment is terminated within 18 months after the consummation of a change of control by us without cause or by him for good reason, he will be entitled to receive a lump-sum payment equal to 150% of his annual base salary and target incentive bonus in effect on the date of termination. In some circumstances involving a change of control, all outstanding options held by Mr. Cohen will vest and become exercisable and all shares of restricted stock shall become fully vested and nonforfeitable. Mr. Cohen’s employment agreement provides customary fringe and retirement benefits, and requires him to refrain from (i) competing with us or soliciting our clients for a period of six months and (ii) hiring our employees or soliciting our vendors or suppliers for a period of one year, following the termination of his employment, regardless of the reason for such termination.

Payments and Benefits	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change of Control	Involuntary Termination Without Cause within 18 months of a Change of Control	Voluntary Termination for Good Reason within 18 months of a Change of Control
Cash Severance	$260,000	$260,000	—	$663,000	$663,000
Cash In Lieu of December 2007 Restricted Stock Award (1)	375,538	375,538	$751,077	—	—
Option Acceleration(2)	—	—	3,892	—	—
Restricted Stock(2)	—	—	51,700	—	—
Total	$635,538	$635,538	$806,669	$663,000	$663,000

(1)           Under the terms of the December Awards, if Mr. Cohen’s employment is terminated by us without cause or by him with good reason, then the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the vested portion plus an additional 12 months of vesting under the award. Upon a change of control of the Company, the award would be settled in cash in lieu of restricted shares, and he shall be entitled to the value of the entire award (vested and unvested).

(2)           Based upon the closing price of our common stock on December 31, 2007.

Kevin J. Kanouff.  Mr. Kanouff is entitled to severance payments equal to one year’s salary if his employment is terminated by us without cause or by Mr. Kanouff upon a material reduction in his duties or authority. In the event Mr. Kanouff’s employment is terminated within 9 months after the consummation of a change of control by us without cause or by him upon a material reduction in his duties or authority, he will be entitled to receive severance payments equal to one year’s salary. In some circumstances involving a change of control, all outstanding options held by Mr. Kanouff will vest and become exercisable and all shares of restricted stock shall become fully vested and nonforfeitable. Mr. Kanouff’s employment agreement provides customary fringe and retirement benefits, and requires him to refrain from (i) competing with us or soliciting our clients for a period of one year and (ii) hiring our employees or soliciting our vendors or suppliers for a period of one year, following the termination of his employment, regardless of the reason for such termination. In connection with a change in Mr. Kanouff’s duties in the first quarter of 2008, the Company and Mr. Kanouff also acknowledged that Mr. Kanouff may terminate his employment with the Company on or prior to August 1, 2008 and receive the severance payments to which he would be entitled if he resigned after a material reduction in his duties or authority.

Payments and Benefits	Involuntary Termination Without Cause	Voluntary Termination for Good Reason	Change of Control	Termination Within 9 months of a Change of Control
Cash Severance	$275,000	$275,000	—	$275,000
Restricted Stock(1)	—	—	$374,825	—
Total	$275,000	$275,000	$374,825	$275,000

(1)           Based upon the closing price of our common stock on December 31, 2007.

2007 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
	($)	($)	($)
Margaret Sue Allon(1)	28,000	28,500	56,500
Todd R. Crockett(2)	—	—	—
David Gilbert	41,900	50,000	91,900
Roger B. Kafker	—	—	—
Brian L. Libman	42,000	17,500	59,500
Frank L. Raiter	59,000	17,500	76,500
Thomas J. Skelly	35,500	39,990	75,490
Michael M. Sonderby	30,150	64,250	94,400

(1)           Ms. Allon resigned from the Board of Directors effective February 29, 2008.

(2)            Mr. Crocket declined to stand for reelection and stepped down from our Board of Directors at our 2007 annual meeting of stockholders.

Discussion of Director Compensation

In January 2007, the Board of Directors adopted a Non-Employee Directors’ Compensation Plan, under which the Company’s non-employee directors will receive cash and equity awards for their service to the Company. Our non-employee directors each receive an annual fee from us of $30,000. In addition, we pay our non-employee directors a fee of $1,000 for each in-person board of directors meeting they attend and $500 for each telephonic board of directors meeting they attend. The chairperson of our Audit Committee receives an additional annual fee of $10,000, and the chairperson of each of our Compensation Committee and Nominating and Corporate Governance Committee receives an additional annual fee of $5,000. We also reimburse non-employee directors for reasonable expenses incurred in connection with attending board of directors and committee meetings. The equity awards under the Non-Employee Directors’ Compensation Plan will consist of initial award of $60,000 worth of restricted deferred stock units and subsequent annual awards of $30,000 worth of restricted deferred stock units, pro rated for years of partial service. All the restricted deferred stock units granted under our Non-Employee Directors’ Compensation Plan vest generally one year from the award date.

Directors who are also our employees receive no additional compensation for their services as directors. In addition, directors who are affiliated with TA Associates have agreed to forego board and board committee compensation, including the equity compensation described below, for so long as TA Associates, Inc. beneficially owns more than 10% of our common stock.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,051,781	$6.94	513,105
Equity compensation plans not approved by security holders(2)	—	—	—
Total	1,051,781	$6.94	513,105

(1)           Includes our 2005 Stock Option and Grant Plan and our 2006 Stock Option and Incentive Plan.

(2)           There are no equity compensation plans in place not approved by shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of March 31, 2008: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each executive officer of the Company named in the Summary Compensation Table set forth above; and (iv) by all directors and executive officers of the Company as a group.

The applicable ownership percentage is based upon 22,199,289 shares of our Common Stock outstanding as of March 31, 2008.

	Shares
	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Percentage
TA Associates Funds(2)	8,283,227	37.3%

Franklin Resources, Inc.(3)	2,843,503	12.8

Security Investors, LLC(4)	2,201,300	9.9

Symphony Technology II GP, LLC(5)	2,006,793	9.0

J. Carlo Cannell(6)	1,132,490	5.1

Frank P. Filipps(7)	530,834	2.4

Frederick C. Herbst(8)	77,375	*

D. Keith Johnson(9)	72,500	*

Steven L. Cohen(10)	44,063	*

Kevin J. Kanouff(11)	124,693	*

David Gilbert(12)	2,705	*

Roger B. Kafker(13)	8,283,227	37.3

Brian L. Libman(14)	140,668	*

Frank L. Raiter(15)	13,100	*

Thomas J. Skelly(16)	3,541	*

Michael M. Sonderby(17)	5,878	*

All executive officers and directors as a group (10 persons) (18)	9,173,891	40.1%

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)

Except as otherwise indicated, addresses are c/o Clayton Holdings, Inc., 2 Corporate Drive, Shelton, Connecticut, 06484. The address of TA Associates, Mr. Kafker is c/o TA Associates, Inc., John Hancock Tower, 56th Floor, 200 Clarendon St., Boston, Massachusetts 02116.

(2)

Amounts shown are based upon a Schedule 13G filed with the SEC on February 13, 2007 and reflect the aggregate number shares of Common Stock held by TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A, L.P., TA Strategic Partners Fund B, L.P., TA Investors II, L.P. and TA

Subordinated Debt Fund, L.P. (collectively, “TA Associates Funds”). Investment and voting control of the TA Associates Funds is held by TA Associates, Inc. No stockholder, director or officer of TA Associates, Inc. has voting or investment power with respect to our shares of Common Stock held by the TA Associates Funds. Voting and investment power with respect to such shares is vested in a five-person investment committee consisting of the following employees of TA Associates: Jeffrey T. Chambers, Todd R. Crockett, Jonathan M. Goldstein, Roger B. Kafker and C. Kevin Landry. Mr. Kafker is a Managing Director of TA Associates, Inc., the manager of the general partner of TA IX L.P. and TA Subordinated Debt Fund L.P., and the general partner of TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P. and TA Investors II, L.P. Mr. Kafker has been a member of our Board of Directors since August 2004. See Note 13 below.

(3)

Information regarding Franklin Resources, Inc. is based solely upon a Schedule 13G/A filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. with the SEC on January 31, 2008, which indicates that the reporting persons held sole voting and investment power over 2,843,503 shares. The address of the reporting persons is One Franklin Parkway, San Mateo, CA 94403-1906.

(4)

Information regarding Security Investors, LLC is based solely upon a Schedule 13G/A filed by Security Investors, LLC with the SEC on February 14, 2008, which indicates that Security Investors, LLC held sole voting and investment power over 2,201,300 shares. The address of Security Investors, LLC is One Security Benefit Place, Topeka, Kansas 66636-0001.

(5)

Information regarding Symphony Technology II GP, LLC is based solely upon a Schedule 13D/A filed by Symphony Technology II GP, LLC, Symphony Technology II-A, L.P., STG III, L.P., STG III-A, L.P., STG III GP, L.P., STG UGP, LLC and Dr. Romesh Wadhwani with the SEC on January 15, 2008, which indicates that the reporting persons held sole voting and investment power over 2,006,793 shares. The address of the reporting persons is 4015 Miranda Avenue, Palo Alto, California 94304.

(6)

Information regarding J. Carlo Cannell is based solely upon a Schedule 13G/A filed by Mr. Cannell with the SEC on February 15, 2008, which indicates that Mr. Cannell held sole voting and investment power over 1,132,490 shares. The address of Mr. Cannell is P.O. Box 3459, 240 E. Deloney Ave., Jackson, WY 83001.

(7)	Includes 520,834 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(8)

Includes 46,875 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 9,375 shares subject to restrictions on disposition that lapse ratably on January 30, 2009, 2010 and 2011.

(9)

Includes 50,000 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 16,875 shares subject to restrictions on disposition that lapse ratably on January 30, 2009, 2010 and 2011.

(10)

Includes 31,063 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 7,500 shares subject to restrictions on disposition that lapse ratably on January 30, 2009, 2010 and 2011.

(11)

Includes 51,693 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 7,500 shares subject to restrictions on disposition that lapse ratably on January 30, 2009, 2010 and 2011 and 62,500 shares subject to restrictions on disposition that lapse ratably on June 15, 2008, December 15, 2008, June 15, 2009 and December 15, 2009.

(12)	Includes 2,705 shares subject to deferred stock units that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(13)

Mr. Kafker is a Managing Director of TA Associates and may be considered to have beneficial ownership of TA Associates, Inc.’s interest in us. Mr. Kafker disclaims beneficial ownership of all such shares. See Note 2 above.

(14)	Includes 9,100 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(15)	Includes 6,600 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(16)	Includes 3,541 shares subject to deferred stock units that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(17)	Includes 5,878 shares subject to deferred stock units that are immediately exercisable or exercisable within 60 days of March 31, 2008.
(18)

Includes 664,472 shares subject to options that are immediately exercisable or exercisable within 60 days of March 31, 2008, and includes 12,124 shares subject to deferred stock units that are immediately exercisable or exercisable within 60 days of March 31, 2008. Also includes 33,750 shares subject to restrictions on disposition that lapse ratably on January 30, 2009, 2010 and 2011.

Item 13.                                                    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In accordance with its charter, the Audit Committee conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee is required for all related party transactions.

Harvey Allon, the husband of Margaret Sue Allon, a former director through February 29, 2008, is a Managing Director of Braddock Financial Corporation (“Braddock”), an investment firm. Clayton Fixed Income Services has provided credit risk management services to Braddock since 1999. All members of our Board of Directors, including the members of our Audit Committee, are aware of this pre-existing relationship. Any services we provide to Braddock are on standard terms and negotiated at arms’ length. During 2007, we received approximately $203,000 in revenue from Braddock for these services. Our provision of services to Braddock in 2007 was ratified by the Audit Committee. In connection with the resignation of Ms. Allon from our Board of Directors, the provision of continued services to Braddock no longer constitute transactions with a related party.

Independence of Members of the Board of Directors

The Board of Directors has determined that Messrs. Gilbert, Libman, Raiter, Skelly and Sonderby are independent within the meaning of the director independence standards of both Nasdaq and the SEC, including Rule 10A-3(b)(1) under the Exchange Act. Mr. Kafker is independent within the meaning of the Nasdaq independence standards, but not the SEC standards. The Board of Directors has determined that each of the committees of the Board of Directors is currently independent within the meaning of Nasdaq’s and the SEC’s director independence standards.

Executive Sessions of Independent Directors

Non-management members of the Board of Directors typically meet without the employee director of the Company following regularly scheduled in-person meetings of the Board of Directors. Executive sessions of the independent directors are held at least one time each year following regularly scheduled in-person meetings of the Board of Directors. These executive sessions include only those directors who meet the independence requirements promulgated by Nasdaq, and Mr. Kafker is responsible for chairing these executive sessions.

Item 14.                                                    Principal Accounting Fees and Services

Matters Concerning Our Independent Auditors

The Audit Committee charter contains procedures for the pre-approval of audit and non-audit services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of our independent registered public accounting firm for specific audit and non-audit services, except that pre-approval of non-audit services is not required if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before it may be provided by our independent registered public accounting firm. All of the audit-related, tax and all other services provided by Grant Thornton LLP to the Company in 2007 were approved by the Audit Committee by means of specific pre-approvals or pursuant to the Pre-Approval Policy. All non-audit services provided in 2007 were reviewed with the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Fees Billed by Grant Thornton LLP

The following table shows the aggregate fees for professional services rendered by Grant Thornton LLP to the Company and its predecessor for the years ended December 31, 2007 and December 31, 2006.

	2007	2006
Audit Fees	$1,342,297	$894,648
Audit-Related Fees	6,728	64,952
Tax Fees	—	219,514
All Other Fees	—	—
Total	$1,349,025	$1,179,175

Audit Fees

Audit Fees for both years consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim consolidated financial statements and services that are normally provided by Grant Thornton LLP in connection with statutory audits required in regulatory filings.

Audit-Related Fees

Audit-Related Fees represent fees primarily for use of accounting research software in 2007 and professional services rendered in reviewing the Company’s internal controls in accordance with Statements on Auditing Standards No. 70 in 2006.

Tax Fees

Tax Fees consist of fees for professional services rendered for assistance with federal and state tax compliance.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)      The following documents are filed as part of this Form 10-K:

(1)       Financial Statements.

Previously filed.

(2)       Financial Statement Schedules.

Previously filed.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3)       Exhibits.

Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Amendment No. 1 to our Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 29, 2008

Clayton Holdings, Inc.
(Registrant)

By:	/s/ Frederick C. Herbst
Frederick C. Herbst, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Frank P. Filipps		April 29, 2008
Frank P. Filipps	Chief Executive Officer and Director
(Principal Executive Officer)
Frederick C. Herbst		April 29, 2008
Frederick C. Herbst	Chief Financial Officer
(Principal Financial and Accounting Officer)
*		April 29, 2008
David Gilbert	Director

*		April 29, 2008
Roger B. Kafker	Director

*		April 29, 2008
Brian L. Libman	Director

*		April 29, 2008
Frank L. Raiter	Director

*		April 29, 2008
Thomas J. Skelly	Director

*		April 29, 2008
Michael M. Sonderby	Director

*By:	/s/ Frederick C. Herbst
Frederick C. Herbst
Attorney-in-fact

EXHIBIT INDEX

Number	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated April 13, 2008, by and among Clayton Holdings, Inc., Cobra Green, LLC and Cobra Acquisition Corp.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on April 14, 2008
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
3.2	Amended and Restated By-laws of the Registrant	Incorporated by reference to Exhibit 3.3 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
4.2	Registration Rights Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.1	2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.2	Form of Incentive Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.3	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.4	2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on March 16, 2006
10.5	Form of Incentive Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.6	Form of Non-Qualified Stock Option Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006

Number	Description	Method of Filing

10.7	Form of Restricted Stock Award Agreement under the 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.8	Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of March 31, 2005	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.9	Employment Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.10	Employee Agreement between the Registrant and Frank Filipps, dated April 25, 2005	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.11	Amended and Restated Non-Competition Agreement between Clayton Services, Inc. and Stephen M. Lamando, dated August 2, 2004	Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.12	Employment Agreement between the Registrant and Frederick C. Herbst, dated September 19, 2005	Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.13	Employment Agreement between Clayton Services, Inc. and Steven L. Cohen, dated December 21, 2004	Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.14	Form of Indemnification Agreement between the Registrant and each of its Directors and its executive officers	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on February 9, 2006
10.15	Commercial Lease between Clayton Services, Inc. and Robert D. Scinto for 2 Corporate Drive, 8th Floor, Shelton, CT, dated December 2, 2002	Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.16	Commercial Lease between Clayton Fixed Income Services Inc. and Fifth Street—Denver Center, LLC for 1700 Lincoln Street, Suite 1600, Denver, CO, dated April 1, 2003, and as amended on March 15, 2004	Incorporated by reference to Exhibit 10.32 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.17	Sublease Agreement between Clayton Services, Inc. and Employers Insurance Company of Wausau for 13101 Telecom Drive, Tampa Telecom Park, Temple Terrace, FL, dated August 11, 2004	Incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005
10.18	First Amendment to the Stockholders Agreement by and among the Registrant, the Investors and the Founders named therein, dated as of November 4, 2005	Incorporated by reference to Exhibit 10.36 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on November 7, 2005

Number	Description	Method of Filing

10.19	Sublease Agreement between Clayton Services, Inc. and Rx Solutions, Inc. for 13101 Telcom Drive, Tampa Telcom Park, Temple Terrace, FL, dated October 31, 2005.	Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-129526) filed with the Securities and Exchange Commission on December 21, 2005
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
10.26	Form of Deferred Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.27	Amendment No. 1 to Employment Agreement between the Registrant and Frederick C. Herbst dated January 30, 2007	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.28	Amendment No. 1 to Employment Agreement between the Registrant and Steven L. Cohen dated January 30, 2007	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.29	Amendment No. 1 to Employment Agreement between the Registrant and David Keith Johnson dated January 30, 2007	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 2, 2007
10.30	Amended and Restated Employment Agreement between the Registrant and Kevin J. Kanouff, dated March 23, 2007	Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007

Number	Description	Method of Filing

10.31	Amendment No. 1 to 2005 Stock Option and Grant Plan	Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007
10.32	Amendment No. 1 to 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 23, 2007
10.33	Non-Employee Directors’ Deferred Compensation Program	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.34	Form of Non-Employee Directors’ Deferral Election	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.35	Amended and Restated Non-Employee Directors’ Compensation Plan	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on July 31, 2007
10.36	Award Letter between the Registrant and Frank P. Filipps, dated December 27, 2007	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.37	Award Letter between the Registrant and D. Keith Johnson, dated December 27, 2007	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.38	Award Letter between the Registrant and Frederick C. Herbst, dated December 27, 2007	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.39	Award Letter between the Registrant and Steven L. Cohen, dated December 27, 2007	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on December 28, 2007
10.40	Second Amendment to Credit Agreement, dated as of April 27, 2006, by and among the Registrant, as Company, the Lender listed therein, as Lenders, and BNP Paribas, as Administrative Agent	Incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008
10.41	Third Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Registrant, as Company, BNP Paribas, as Administrative Agent, and the other Lenders party thereto	Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008
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
10.43	Lease Termination Agreement, dated as of February 29, 2008, by and between 2 Corporate Drive, LLC and Clayton Services, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on February 29, 2008
10.44	Amendment No. 2 to 2006 Stock Option and Incentive Plan	Incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008

Number	Description	Method of Filing

10.45	Limited Guaranty, dated April 13, 2008, between Greenfield Acquisition Partners V, L.P., a limited partnership, and Clayton Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on April 14, 2008
10.46	Voting Agreement by and between Cobra Green, LLC and the TA Funds, dated April 13, 2008.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on April 14, 2008
10.47	First Amendment to Amended and Restated Employment Agreement by and between the Company and Kevin J. Kanouff, dated April 13, 2008.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on April 17, 2008
10.48	First Amendment to Employment Agreement by and between the Company and Frank P. Filipps, dated April 13, 2008.	Filed herewith
10.49	Second Amendment to Employment Agreement by and between the Company and D. Keith Johnson, dated April 13, 2008.	Filed herewith
10.50	Second Amendment to Employment Agreement by and between the Company and Frederick C. Herbst, dated April 13, 2008.	Filed herewith
10.51	Second Amendment to Employment Agreement by and between the Company and Steven L. Cohen, dated April 13, 2008.	Filed herewith
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated March 31, 2008.	Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K (File No. 000-51846) filed with the Securities and Exchange Commission on April 3, 2008
21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008
23.1	Consent of Grant Thornton LLP	Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008
24.1	Power of Attorney	Incorporated by reference to Exhibit 24.1 to our Annual Report on Form 10-K (File No. 000-51846) filed with the Securities and Exchange Commission on March 14, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Frank P Filipps, Chief Executive Officer and Director	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Frederick C Herbst, Chief Financial Officer	Filed herewith
32.1	Section 1350 Certifications executed by Frank P. Filipps, Chief Executive Officer and Frederick C. Herbst, Chief Financial Officer	Filed herewith