Form 10-Q
period 2008-03-31
CLAYTON HOLDINGS INC
filed 2008-05-12
CIK 1325228

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

22,176,787 shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2008.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,446,841	$40,199,175
Accounts receivable, net of allowance for doubtful accounts of $455,906 and $744,819 as of March 31, 2008 and December 31, 2007, respectively	8,045,569	12,018,008
Unbilled receivables	3,443,085	4,457,016
Prepaid expenses and other current assets	4,713,982	2,417,402
Prepaid income taxes	6,009,487	6,130,680
Deferred tax assets	253,562	642,240

Total current assets	36,912,526	65,864,521
Property and equipment, net	11,341,342	12,926,358
Goodwill	35,836,091	34,594,589
Intangible assets, net	12,780,387	13,234,627
Other assets, net	1,884,443	3,580,922

Total assets	$98,754,789	$130,201,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current portion	$5,363,467	$25,423,152
Accounts payable and accrued expenses	13,413,644	13,569,910

Total current liabilities	18,777,111	38,993,062
Long-term debt and capital lease obligations, net of current portion	18,722,707	23,900,276
Deferred tax liabilities	610,886	660,461
Deferred revenue	185,111	223,382
Deferred rent	1,370,698	1,506,375
Other long-term liabilities	2,651,234	2,550,478

Total liabilities	42,317,747	67,834,034

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 150,000,000 shares authorized and 22,199,289 and 22,110,457 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	221,993	221,105
Additional paid-in capital	145,599,432	144,947,790
Accumulated deficit	(89,355,411)	(82,772,501)
Accumulated other comprehensive loss, net of tax	(28,972)	(29,411)

Total stockholders' equity	56,437,042	62,366,983

Total liabilities and stockholders' equity	$98,754,789	$130,201,017

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2008	2007
Revenue	$19,114,964	$53,352,165
Cost of services:
Compensation expense	9,779,742	25,720,193
Travel and related expenses	485,123	5,543,550
Other direct costs	386,680	2,477,360

Total cost of services	10,651,545	33,741,103

Gross profit	8,463,419	19,611,062
Operating expenses:
Salaries and benefits	5,343,059	5,671,574
Other selling, general and administrative expenses	5,366,780	5,433,158
Depreciation and amortization	2,490,346	2,055,008
Amortization of intangibles	455,397	2,497,745
Merger-related expenses	910,019	—

Total operating expenses	14,565,601	15,657,485

(Loss) income from operations	(6,102,182)	3,953,577
Interest expense, net of interest income of $249,347 and $191,164, respectively	447,970	1,191,942
Loss from early extinguishment of debt	640,680	45,043
Other income	(41,152)	—

(Loss) income from continuing operations before income taxes	(7,149,680)	2,716,592
Income tax (benefit) expense	(566,770)	1,087,159

(Loss) income from continuing operations	(6,582,910)	1,629,433
Loss from discontinued operations:
Loss from operations (net of income tax benefit of $588,807)	—	(968,076)
Loss on disposal (net of income tax benefit of $1,791,071)	—	(2,944,706)

Net loss	$(6,582,910)	$(2,283,349)

Basic (loss) income per share:
Continuing operations	$(0.31)	$0.08
Discontinued operations	—	(0.19)

Total	$(0.31)	$(0.11)

Diluted (loss) income per share:
Continuing operations	$(0.31)	$0.08
Discontinued operations	—	(0.19)

Total	$(0.31)	$(0.11)

Weighted average shares outstanding:
Basic	21,043,441	20,795,207

Diluted	21,043,441	21,617,922

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Number of shares	Value
	Common Stock	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2008	22,110,457	$221,105	$144,947,790	$(29,411)	$(82,772,501)	$62,366,983
Stock based compensation	69,284	693	797,002	—	—	797,695
Exercise of stock options	19,548	195	17,878	—	—	18,073
Tax shortfall on options exercised	—	—	(163,238)	—	—	(163,238)
Other comprehensive income	—	—	—	439	—	439
Net loss	—	—	—	—	(6,582,910)	(6,582,910)

Balance, March 31, 2008	22,199,289	$221,993	$145,599,432	$(28,972)	$(89,355,411)	$56,437,042

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31,
	2008	2007
Net loss	$(6,582,910)	$(2,283,349)
Foreign currency translation adjustments, net of tax	439	—

Total comprehensive loss	$(6,582,471)	$(2,283,349)

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(6,582,910)	$(2,283,349)
Add: Loss on disposal of discontinued operations	—	2,944,706
Loss from discontinued operations	—	968,076
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,490,346	2,055,008
Amortization of intangibles	455,397	2,497,745
Amortization of debt issuance cost	34,613	66,951
Loss from early extinguishment of debt	640,680	45,043
Stock based compensation	1,381,120	299,558
Deferred income taxes	1,344,316	(216,942)
Loss on sale of fixed assets	19,791	14,716
Provision for doubtful accounts	51,961	54,559
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	3,923,227	901,303
Unbilled receivables	1,014,720	139,927
Prepaid expenses and other current assets	(3,004,254)	(191,460)
Prepaid income taxes	778,341	(597,563)
Other assets, net	(598,232)	(226,231)
Accounts payable and accrued expenses	(1,231,108)	(5,616,476)
Deferred revenue	(222,017)	104,400
Deferred rent	(135,677)	786,241
Other long-term liabilities	77,506	—

Net cash provided by operating activities	437,820	1,746,212

Cash flows from investing activities:
Proceeds from sale of fixed assets	58,231	950
Capital expenditures	(982,561)	(2,834,967)

Net cash used in investing activities	(924,330)	(2,834,017)

Cash flows from financing activities:
Repayments of capital lease obligations	(176,288)	(38,287)
Repayment of term loan	(25,060,967)	(5,162,719)
Tax benefit from share-based compensation arrangements	—	1,075,553
Proceeds from the exercise of stock options	18,073	723,461
Deferred financing costs	(24,852)	—

Net cash used in financing activities	(25,244,034)	(3,401,992)

Cash flows from discontinued operations (revised—see Note 3):
Operating cash flows	—	(2,791)
Financing cash flows	—	(35,411)

	—	(38,202)

Effect of exchange rate changes on cash and cash equivalents	(21,790)	—

Net decrease in cash and cash equivalents	(25,752,334)	(4,527,999)
Cash and cash equivalents at the beginning of the period	40,199,175	22,881,553

Cash and cash equivalents at the end of the period	$14,446,841	$18,353,554

Supplementary disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(1,928,065)	$928,562
Interest	$761,986	$604,595

The accompanying notes are an integral part of these statements.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization, Description of Business and Basis of Presentation

        Clayton Holdings, Inc. (the "Company") was formed on March 31, 2005, as a Delaware corporation. The Company was formed to combine two companies which were under common control, GRP Holdings, Inc. ("GRP"), a Delaware corporation and TMHC Holdings, Inc. ("TMHC") a Delaware corporation. GRP was formed to acquire Clayton Services, Inc. ("CSI") and First Madison Services, Inc. ("FMS") from unrelated parties on August 2, 2004. TMHC was formed to acquire Clayton Fixed Income Services Inc., formerly known as "The Murrayhill Company", ("CFIS") from an unrelated party on May 24, 2004. Each holding company was controlled by TA Associates ("TA") prior to the combination. In accordance with accounting principles generally accepted in the United States of America ("US GAAP"), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods they were under common control are restated on a combined basis.

        The Company provides a full suite of outsourced services, information-based analytics and specialty consulting for buyers and sellers of, and investors in, mortgage-related loans and securities and other debt instruments. The Company's services include transaction management, which consists of due diligence, conduit support, professional staffing, compliance products and services as well as credit risk management and securities surveillance, and special servicing. The Company uses proprietary technology and processes to provide these services across the life cycle of a loan, from loan origination, aggregation and securities issuance to the surveillance and administration of loans and securities. The Company provides a majority of its services to participants in the non-agency segment of the mortgage-backed securities, or MBS, market and the non-conforming mortgage loan market. Accordingly, for accounting purposes, the date of our inception was May 24, 2004, the date that investment funds affiliated with TA Associates acquired CFIS, the first of the combined entities that were brought under common control.

Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which includes audited financial statements. Results for the interim periods are not necessarily indicative of results for the full year.

Note 2—Summary of Significant Accounting Policies

        Significant accounting policies followed by the Company, as summarized below, are in conformity with US GAAP.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Segment Reporting

        The Company has three reportable segments which are operated and managed as strategic business units: Transaction Management, Special Servicing and Surveillance. For more information concerning these business segments, see Note 13.

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

Deferred Financing Costs

        The Company amortizes the costs that it incurs to obtain debt financing over the terms of the underlying obligations using the effective interest method for the portion of the costs associated with term loan debt and using the straight line method for the portion of the costs associated with the revolving credit facility. The amortization of deferred financing costs is included in interest expense. Unamortized deferred financing costs are included in "other assets, net" in the accompanying condensed consolidated balance sheets. On February 21, 2008, the Company repaid $25,000,000 of

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

principal on its term loan and recorded a loss from extinguishment of debt based on a proportionate share of the unamortized deferred financing costs associated with the term loan. On February 5, 2007, the Company repaid $5,000,000 of its outstanding term loan balance and recorded a loss from extinguishment of debt based on a proportionate share of the unamortized deferred financing costs associated with the term loan and a reduction in the Company's revolving debt facility. There were no penalties associated with these repayments. Losses on extinguishment of $640,680 and $45,043 reflecting these write-offs are included in the statements of operations for the three months ended March 31, 2008 and 2007, respectively. Unamortized deferred financing costs at March 31, 2008 and December 31, 2007 were $303,336 and $953,777, respectively, and are included on the accompanying condensed consolidated balance sheets in "other assets, net."

Escrow and Fiduciary Funds

        The Company maintains segregated bank accounts in trust for the benefit of clients for payments on mortgage loans serviced for clients. The Company also maintains bank accounts for the benefit of borrowers' property tax and hazard insurance premium payments that are escrowed by borrowers. These bank accounts totaled $25,003,941 and $16,809,345 at March 31, 2008 and December 31, 2007, respectively, and have been excluded from the Company's assets and liabilities, because the Company does not have title to or use of the funds.

Intangible Assets

        Intangible assets consist of customer relationships, technology, trade name and trademarks, client backlog, non-competition agreements and excess of cost over fair value of net assets acquired, or goodwill. Customer relationships are the value of the specifically acquired customer relationships. Technology is the value of recreating the completed technology infrastructure. Trade name and trademarks are the value inherent in the recognition of "Clayton" and the other names that we use. The value of the non-competition agreements are an appraisal of potential lost revenues that would arise from an individual initiating a competing enterprise.

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

        The Company derives most of its revenues from professional service activities. A portion of these activities are provided under "time-and-materials" billing arrangements. Revenues consisting of billed fees and pass-through expenses are recorded as work is performed and expenses are incurred. Revenues also include expenses billed to clients, which includes travel and other out-of-pocket

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

expenses, and other reimbursable expenses. Termination fees associated with clients' early termination of contracts are also included in revenue. Pass-through expenses included in revenues for the three months ended March 31, 2008 and 2007 were $485,123 and $5,543,550, respectively.

        The Company records provisions for fee adjustments and discretionary pricing adjustments as a reduction of revenues. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in the accompanying condensed consolidated balance sheets.

Cost of Services

        Direct cost of operations consists primarily of employee compensation and related payroll benefits, the cost of billable labor assigned to revenue-generating activities as well as corresponding travel and related expenses incurred in providing such services to clients. Direct cost of operations does not include an allocation of overhead costs, which are included in other selling, general and administrative expenses.

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

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007 (see Note 8).

Stock-based Compensation

        The Company adopted the fair value measurement provisions of SFAS No. 123(R), "Share-Based Payment," using the prospective method under which the Company recognizes the compensation expense of a stock-based award to an employee over the vesting period based on the fair value of the award on the grant date consistent with the method described in Note 12.

Concentration of Credit Risk and Significant Customers

        At March 31, 2008, 19.0% and 22.1% of the Company's billed and unbilled receivables, respectively, were related to two clients. These receivables were associated with the special servicing and transaction management segments. At December 31, 2007, 15.7% and 19.4% of the Company's billed and unbilled receivables, respectively, were related to two clients. These receivables were primarily associated with the transaction management segment.

        For the three months ended March 31, 2008 and 2007, revenue from two clients accounted for an aggregate of 22.3% and 20.9% of total revenue, respectively. Revenue from two clients exceeded 10% of revenue for the three months ended March 31, 2008. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2007. In 2008, this revenue was primarily associated

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

with the surveillance segment. In 2007, this revenue was primarily associated with the transaction management segment.

(Loss) Earnings Per Share

        Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Diluted (loss) earnings per share gives effect to dilutive options, restricted stock awards and units and other potential common stock outstanding during the period.

        At March 31, 2008 and 2007, outstanding options to purchase 849,964 and 32,500 common shares, respectively, were not included in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007 because their inclusion would be antidilutive because the Company incurred a net loss.

        At March 31, 2008 and 2007, 1,140,588 and 163,350 shares of restricted stock, respectively, were excluded from basic weighted average shares of common stock outstanding for the three months ended March 31, 2008 and 2007 using the treasury stock method because they are contingent upon the satisfaction of specified conditions and because their inclusion would be antidilutive.

        In addition, at March 31, 2008 and 2007, 24,316 and 5,410 deferred stock units, respectively, issued under the Company's Amended and Restated Non-Employee Directors' Compensation Plan (the "Directors' Compensation Plan") have not been included in the diluted loss per share calculation for the three months ended March 31, 2008 and 2007, because their inclusion would be antidilutive.

        At March 31, 2008, 1,024,092 restricted stock units have not been included in the diluted loss per share calculation for the three months ended March 31, 2008, because their inclusion would be antidilutive.

        The following table presents a reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Basic	Diluted	Basic	Diluted
(Loss) income from continuing operations	$(6,582,910)	$(6,582,910)	$1,629,433	$1,629,433
Loss from discontinued operations	—	—	(3,912,782)	(3,912,782)

Net loss	$(6,582,910)	$(6,582,910)	$(2,283,349)	$(2,283,349)

Weighted average number of common shares outstanding	21,043,441	21,043,441	20,795,207	20,795,207
Effect of dilutive shares	—	—	—	822,715

Total weighted average number of common shares outstanding	21,043,441	21,043,441	20,795,207	21,617,922

(Loss) income from continuing operations	$(0.31)	$(0.31)	$0.08	$0.08
Loss from discontinued operations	—	—	(0.19)	(0.19)

Net loss	$(0.31)	$(0.31)	$(0.11)	$(0.11)

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2—Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Pronouncements

        On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial assets and financial liabilities at fair value, and partially adopted Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," which established a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements. Neither of these standards had a material impact on the Company's financial condition or results of operations for the first quarter of 2008. There were no fair value elections in accordance with SFAS No. 159. SFAS No. 157 was effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. Accordingly, the adoption of SFAS No. 157 on January 1, 2008, was limited to financial assets and liabilities. The Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.

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

Note 3—Discontinued Operations

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

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," any component of the Company's business that is disposed of or is classified as held for sale that has operations and cash flows clearly distinguishable from operations, and for financial reporting purposes, and that will be eliminated from the ongoing operations, should be classified as discontinued operations. Accordingly, the Company has classified the results of operations of CLS as discontinued operations in the condensed consolidated statement of operations.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3—Discontinued Operations (Continued)

        Summarized financial information for CLS (discontinued operations) is set forth below:

For the Three Months Ended March 31, 2007
Revenue	$543,398
Operating loss	(1,524,056)
Income tax benefit	588,807
Net loss	(968,076)
Loss on disposal, net of tax	(2,944,706)

Note 4—Cash and Cash Equivalents

        At March 31, 2008, and December 31, 2007, the Company maintained cash and cash equivalent balances in excess of $100,000 at two separate financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2008, and December 31, 2007, the cash balances exceeded $100,000 by $11,545,066 and $37,819,872, respectively.

Note 5—Property and Equipment, net

        Property and equipment, net consists of the following:

	March 31, 2008	December 31, 2007
Computer and office equipment	$10,885,524	$11,036,239
Software	14,052,062	14,012,930
Furniture and fixtures	2,457,601	3,378,047
Leasehold improvements	1,875,000	2,567,927
Website	280,317	280,317
Automobiles	89,883	89,883

	29,640,387	31,365,343
Less accumulated depreciation and amortization	19,369,733	18,919,285

	10,270,654	12,446,058
Construction in progress	290,359	118,259
Software under development	780,329	362,041

	$11,341,342	$12,926,358

        Included in software at March 31, 2008 and December 31, 2007, is $8,092,236 of internally developed software placed in service. Software under development represents other internally developed software that has not yet been placed in service.

        For the three months ended March 31, 2008 and 2007 depreciation and amortization expense charged to operations was $2,490,346 and $2,055,008, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6—Goodwill and Other Intangible Assets

        As of March 31, 2008, and December 31, 2007, intangible assets not subject to amortization consisted of goodwill of $35,836,091 and $34,594,589, respectively, and trade names and trademarks of $3,322,733. The increase in goodwill is due to an adjustment to the purchase price of Clayton Euro Risk ("CER"), which the Company acquired on April 10, 2007, for the accrued payment of contingent consideration that was based on financial performance for the twelve month period ended March 31, 2008.

        At March 31, 2008, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$2,370,686	$237,069	$2,133,617
Surveillance	7,614,600	1,630,725	5,983,875
Client backlog	2,146,200	1,654,651	491,549
Technology	3,042,900	2,345,978	696,922
Noncompetition agreements	470,500	318,809	151,691

	$15,644,886	$6,187,232	$9,457,654

        At December 31, 2007, the Company's intangible assets with identifiable useful lives, which continue to be amortized, consisted of the following:

	Gross carrying amount	Accumulated amortization	Net
Customer relationships
Transaction management and advisory	$2,369,254	$177,694	$2,191,560
Surveillance	7,614,600	1,524,968	6,089,632
Client backlog	2,146,200	1,547,341	598,859
Technology	3,042,900	2,193,833	849,067
Noncompetition agreements	470,380	287,604	182,776

	$15,643,334	$5,731,440	$9,911,894

        In connection with the discontinuance of CLS operations in March 2007, the Company recorded a pre-tax impairment charge of $4,735,777 to reflect the impairment of goodwill and intangible assets.

        Amortization expense for the three months ended March 31, 2008 and 2007 was $455,397 and $2,497,745, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations consist of the following:

	March 31, 2008	December 31, 2007
Term loans	$23,838,301	$48,899,269
Capital lease obligations	247,873	424,159

Total long-term debt	24,086,174	49,323,428
Less current portion	5,363,467	25,423,152

Long-term debt, net of current portion	$18,722,707	$23,900,276

Credit Agreement

        The Credit Agreement terminates on December 8, 2011. As of March 31, 2008, principal repayments on the term loan of $60,968 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund acquisitions requiring cash, as well as to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting accounts receivable and making disbursements to support operations.

        The Credit Agreement is collateralized by substantially all of the assets of the Company. The Credit Agreement contains covenants which, among other matters, require the Company to maintain certain interest coverage, fixed charge and total leverage ratios. On February 21, 2008, in connection with an amendment to its debt facility, the Company prepaid $25,000,000 of its outstanding term loan balance and reduced its revolving debt facility from $50,000,000 to $10,000,000, and as a result recognized a non-cash charge, to expense a pro-rata portion of the debt issuance costs on the term loan and the reduction in the revolving debt facility for the early extinguishment of debt, totaling $640,680. There were no penalties associated with this payment. The amendment waives compliance with financial covenants existing prior to the amendment until March 31, 2009. Other amendments to the facility include an increase of 125 basis points in the interest rate associated with the debt facility, a requirement to maintain a minimum $6,000,000 of liquidity (including any unused portion of the $10,000,000 revolver commitment), a requirement that any borrowings outstanding under the revolver be repaid by March 31, 2009 and the addition of a required $5,000,000 principal payment on the term loan by March 31, 2009. At December 31, 2007, the $25,000,000 used to make the February 21, 2008 payment was included in "cash and cash equivalents" in the accompanying condensed consolidated balance sheet. The Credit Agreement also contains provisions for an increased rate of interest during periods of default.

        Subsequent to the amendment discussed above, loans under the Credit Agreement bear interest at the applicable London interbank offered rate ("LIBOR") plus 3.00% or Prime Rate plus 2.0%, at the Company's option. In addition, the Company is required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the revolving outstanding balance as defined.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7—Revolving Credit Facility, Long-Term Debt and Capital Lease Obligations (Continued)

        At March 31, 2008, and December 31, 2007, the revolving credit facility had no outstanding balance and there was an outstanding balance of $23,838,301 and $48,899,269, respectively, under the term loan with an interest rate of 6.12% and 7.0%, respectively.

Capitalized Lease Obligations

        At March 31, 2008, the Company leased $480,451 of equipment under agreements accounted for as capital leases with accumulated depreciation of $346,484. The obligations for the equipment require the Company to make monthly payments through March 2011, with implicit interest rates from 7.00% to 18.16%.

        At December 31, 2007, the Company leased $753,468 of equipment under agreements accounted for as capital leases with accumulated depreciation of $444,690. The obligations for the equipment require the Company to make monthly payments through March 2011, with implicit interest rates from 7.00% to 18.16%.

Note 8—Income Taxes

        On January 1, 2007, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company recognized an increase of $1,800,000 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's unrecognized tax benefits, which are included in "other long-term liabilities," totaled $1,943,000, all of which would impact the effective income tax rate if recognized. At March 31, 2008 and December 31, 2007, the Company had $2,329,077 and $2,263,070, respectively, of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. It is not expected that the total amount of unrecognized tax benefits will increase or decrease significantly within the next 12 months.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $64,000 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $1,800,000 unrecognized tax benefit noted above. Included in the amount of unrecognized tax benefits as of the date of adoption and at December 31, 2007, were $76,000 and $150,000, respectively, of interest and penalties. During the three months ended March 31, 2008 and 2007, the Company recognized approximately $29,700 and $18,000, respectively, in potential interest and penalties associated with uncertain tax positions.

        The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the Company is subject to U.S. federal and to state and local income tax examinations for the tax years 2004 through 2007 and is subject to foreign income tax examinations for the tax years 2006 and 2007.

        For the year ended December 31, 2007, the Company recorded a valuation allowance of approximately $31,073,500 that was determined by estimating the recoverability of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, the ultimate realization of deferred tax assets is dependent on the existence of sufficient

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8—Income Taxes (Continued)

taxable income of the appropriate character within the carryback or carryforward period available under the law. Due to the continued turmoil in the mortgage loan and securitization markets, management believes that there is uncertainty regarding the realizability of its net deferred tax assets and, therefore, continues to maintain a substantial valuation allowance for them.

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

        For the three months ended March 31, 2008 and 2007, rent expense was approximately $1,409,000 and $1,230,000, respectively.

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

Other

        In connection with the April 10, 2007 acquisition of CER, on May 1, 2008, the Company paid approximately $960,600 of additional consideration. The Company expects to pay additional consideration of approximately $280,300 during the second quarter of 2008.

Note 10—Common Stock

        At March 31, 2008, the Company had 150,000,000 shares of common stock authorized, of which 22,199,289 and 22,110,457 were issued and outstanding at March 31, 2008 and December 31, 2007, respectively.

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 11—Related Party Transactions

        CFIS had contracts to perform Credit Risk Management services for portfolios managed by a stockholder. Revenues generated from the contracts for the three months ended March 31, 2008 and 2007 were approximately $74,409 and $59,974, respectively, and were included in service fee revenue in the condensed consolidated statements of income and $49,134 and $23,329 were included in accounts receivable at March 31, 2008 and December 31, 2007, respectively.

Note 12—Stock Options

        At March 31, 2008, the Company had three stock-based compensation plans pursuant to which grants are outstanding. The 2006 Stock Option and Incentive Plan ("2006 Option Plan") permits grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and dividend equivalent rights. In accordance with the adoption of SFAS No. 123R, the Company recorded stock-based compensation expense for the cost of grants issued pursuant to the 2005 Stock Option and Grant Plan ("2005 Option Plan"), the 2006 Option Plan and the Directors' Compensation Plan. The Company reserved 1,814,130 shares of common stock for issuance of awards under the 2006 Option Plan, subject to adjustment for any stock split, dividend or other change in the Company's capitalization. No further awards may be granted under the 2005 Option Plan. Generally, shares that are forfeited or cancelled from awards under the 2006 Option Plan will be available for future grants. Stock options granted under the 2006 Option Plan have a maximum term of ten years from the date of grant and incentive stock option awards have an exercise price of no less than the fair market value of the common stock on the date of grant, which is the last day of the month of the award. The options generally vest over a period of four years, with 25% of each grant vesting after one year and the remaining shares vesting monthly over the following three years. The Company issues new shares upon the exercise of stock options or the grant of restricted shares. Awards granted under the 2006 Option Plan would vest immediately in the event of a change in control, as defined. Cash received upon the exercise of options for the three months ended March 31, 2008 and 2007 was $18,073 and $723,461, respectively.

        Changes in options outstanding during the three months ended March 31, 2008 are as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008	1,051,781	$6.94
Granted	—	—
Exercised	(19,548)	1.14
Forfeited	(2,188)	6.80
Expired	(16,757)	6.70

Options outstanding, March 31, 2008	1,013,288	$7.06

Shares available for future grant at March 31, 2008	456,400

        For the three months ended March 31, 2008 and 2007, the Company recognized expenses related to the stock option grants summarized above over the vesting period of such options of approximately $98,000 and $164,000, respectively. In addition, the Company will recognize approximately $640,000 of

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Stock Options (Continued)

expense related to these grants over the remaining vesting period of such options. This expense is expected to be recognized over a weighted-average period of 2.18 years.

        The total intrinsic value of options exercised in the three months ended March 31, 2008, was approximately $73,000.

        The number of options exercisable at March 31, 2008 was 876,726. The weighted average exercise price of options exercisable at March 31, 2008 was $6.22. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was approximately $364,000. The weighted average contractual life of options outstanding and exercisable at December 31, 2008 was 7.27 years and 7.12 years, respectively.

        The weighted average fair value of options granted during the three months ended March 31, 2007, was $6.72. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007 was approximately $10,500,000 and $7,500,000, respectively.

        Changes in unvested restricted stock outstanding during the three months ended March 31, 2008 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value at March 31, 2008
Unvested shares outstanding, January 1, 2008	1,106,132	$5.82	$5,132,452
Granted	69,284	4.33	321,478
Vested	(34,828)	18.48	(161,602)
Cancelled or forfeited	—	—	—

Unvested shares outstanding, March 31, 2008	1,140,588	$5.35	$5,292,328

        For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of approximately $637,000 and $126,000, respectively, related to restricted stock. In addition, the Company will recognize approximately $5,200,000 of expense related to these grants over the remaining vesting period of such shares of 2.21 years.

        During the first quarter of 2008 and 2007, the Company granted 3,222 and 5,410 deferred stock awards, respectively, to members of its Board of Directors under the Directors' Compensation Plan. The Company recorded compensation expense of approximately $63,000 and $10,000, respectively, related to awards under the Directors' Compensation Plan for the three months ended March 31, 2008 and 2007. In addition, the Company will recognize approximately $30,000 of expense related to these grants over the remaining vesting period of such awards.

        In December, 2007, the Company entered into letter agreements with four executive officers, whereby the Company agreed to grant 1,024,092 shares of restricted common stock of the Company, respectively, on the date of the 2008 annual meeting of stockholders, subject to the approval of an increase to the number of shares of common stock reserved under the 2006 Option Plan by the stockholders of the Company at such meeting. If such approval is not obtained, or a sale event takes place prior to the 2008 annual meeting of stockholders, the Company will settle these liabilities in cash. The Company recorded stock-based compensation expense of approximately $583,000 related to these

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 12—Stock Options (Continued)

awards for the three months ended March 31, 2008. In addition, the Company will recognize approximately $4,100,000 of expense related to these grants over the remaining vesting period of such awards of approximately 1.75 years. This amount is dependent upon the closing price of a share of the Company's common stock on the actual date of grant. These amounts will vest immediately in the event of a change of control. In the event the employee is terminated by the Company, amounts that would have vested during the subsequent one year period will vest immediately.

        The ongoing effect on consolidated results of operations of financial condition will be dependent upon future stock-based compensation awards granted. There were no option grants during the three months ended March 31, 2008. The Company utilizes the Black-Scholes option valuation method to calculate the fair market value of the options using assumptions in effect on the date of the grant, as follows:

Three Months Ended March 31, 2007
Expected life (in years)	7.0
Risk-free interest rate	4.5%
Volatility	28%
Dividend	0%

Note 13—Segment Information

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

  •
  Professional staffing services—access to qualified independent mortgage loan professionals is provided to our clients to augment their staffs on both a long- and short-term basis; and

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Segment Information (Continued)

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

        The following tables provide operating financial information for our three reportable segments:

	For the Three Months Ended March 31, 2008
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$7,307,125	$1,711,391	$10,096,448	$19,114,964
Depreciation and amortization	1,463,732	471,118	1,010,893	2,945,743
Segment operating income (loss)	(174,440)	(118,148)	5,712,973	5,420,385
Capital expenditures	207,678	189,165	419,059	815,902
	For the Three Months Ended March 31, 2007
	Transaction Management	Special Servicing	Surveillance	Total Segments
Revenue	$39,876,979	$1,745,470	$11,729,716	$53,352,165
Depreciation and amortization	3,199,881	397,702	955,170	4,552,753
Segment operating income (loss)	10,288,757	(415,860)	6,747,095	16,619,992
Capital expenditures	2,679,754	12,526	2,424	2,694,704

        The following tables are reconciliations of certain segment items to the total consolidated amount.

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Segment Operating Income:
Total consolidated segment operating income	$5,420,385	$16,619,992
Direct selling, general and administrative expenses	3,043,034	2,991,070

Consolidated reported gross profit	$8,463,419	$19,611,062

CLAYTON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 13—Segment Information (Continued)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Capital Expenditures:
Total segment capital expenditures	$815,902	$2,694,704
General capital expenditures	166,659	140,263

Consolidated capital expenditures	$982,561	$2,834,967

	March 31, 2008	December 31, 2007
Assets:
Transaction Management	$18,915,379	$25,179,750
Special Servicing	10,911,910	10,669,004
Surveillance	43,605,204	42,781,509

Total segment assets	73,432,493	78,630,263
General assets	25,322,296	51,570,754

Consolidated reported assets	$98,754,789	$130,201,017

Note 14—Subsequent Events

        On April 13, 2008, the Company entered into a definitive merger agreement under which an affiliate of a fund managed by Greenfield Partners, LLC, a private equity firm, will acquire all of the outstanding common shares of Clayton Holdings for $6.00 per share, or approximately $134 million, plus the repayment of $23.8 million of debt. The transaction, which was approved by Clayton's board of directors, is subject to shareholder and regulatory approvals and other customary conditions, as well as the right of each party to terminate the merger agreement under certain circumstances. The merger is expected to close in the third quarter of 2008. The merger agreement was filed on April 14, 2008 with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K. Merger-related expenses incurred during the three months ended March 31, 2008 in connection with this transaction totaled $910,019, and consisted primarily of legal and other advisory fees.

        On May 1, 2008, the Company paid approximately $960,600 in additional consideration in connection with the April 10, 2007 acquisition of CER. The Company expects to pay additional consideration of approximately $280,300 during the second quarter of 2008. The increase in the purchase price was recorded as additional goodwill at March 31, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Projections

        This Quarterly Report on Form 10-Q contains forward looking statements. Forward looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

        MBS issued by GSEs are referred to as agency MBS and have historically comprised a majority of the residential MBS that have been issued. Private-label, or non-agency, issuers such as capital markets firms and banks composed a significant portion of the MBS market in recent years, but non-agency MBS issuance has declined significantly and only represented 6% of total MBS issuance in the three months ended March 31, 2008.

        We generate the majority of our revenue from the services we provide to support the large non-agency MBS and non-conforming mortgage loan markets. We believe the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be significantly lower in 2008 than in 2007. Non-agency securitizations declined by approximately 92% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Subject to recovery in the mortgage markets, we believe that several factors support the demand for our services over the long-term, including:

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

        In 2007, the non-conforming mortgage sector was characterized by turmoil and deteriorating conditions including the withdrawal of credit by warehouse credit lenders, bankruptcy of multiple industry participants, tightening of underwriting standards, increased mortgage delinquencies and defaults by borrowers, reduced origination volumes, downgrades by credit rating agencies, decreasing liquidity in the secondary mortgage market and reductions in personnel, among others. In addition, nearly all industry participants project that the volume of non-agency MBS securitizations and non-conforming mortgage loan originations will be significantly lower in 2008 than 2007. Non-agency securitizations declined by approximately 92% in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. In response to the current environment, we have implemented changes as part of an effort to optimize our organizational structure by reducing operating costs, including a reduction in the number of employees and the closure of certain operating locations. Should the market continue to deteriorate and result in significantly decreased revenues, additional reductions to our operating costs could result. We do believe the non-agency MBS securitizations and non-conforming mortgage loan markets will rebound from the volumes experienced in the first quarter of 2008; however, the timing and magnitude of this recovery is uncertain. While we expect these conditions will impact our earnings adversely in the near term, we believe that the challenges facing the industry could ultimately benefit us. We believe there will be continued demand for loan products and increased home ownership driven in part by first-time homeowners. In addition, we believe MBS investors and regulators will seek additional transparency, independence and disclosure relating to data provided on the loans collateralizing MBSs, which could increase demand for our services over the long term.

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

        Our condensed consolidated financial statements are unaudited. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, which includes audited financial statements. Results for the interim periods are not necessarily indicative of results for the full year.

Critical Accounting Policies

        We review all significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and judgments are used when accounting for revenue, stock-based compensation, accounts receivable and allowance for doubtful accounts, impairment of long-lived assets, intangible assets, depreciation and amortization, income taxes, and contingencies among others.

        Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and our Audit Committee has reviewed our disclosures relating to them.

        There have been no material changes to our critical accounting policies and estimates from the information provided in "Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Revenue

        We generate a majority of our revenue by providing professional outsourced services across the life cycle of a mortgage loan.

        Our transaction management services are provided under "time-and-materials" or per-file billing arrangements. Under "time-and-materials" arrangements, we bill our clients on an hourly basis with travel and other reimbursable expenses passed through and recognized as revenue. Under per-file billing arrangements, we bill our clients for each file reviewed with travel and other reimbursable expenses passed through separately or included in the per-file rate. Revenues consisting of billed fees and pass-through expenses, which include travel and other reimbursable expenses, are recorded as work is performed and expenses are incurred. Revenue also includes termination fees in connection with clients' early termination of contracts. Revenues recognized, but not yet billed to clients, have been recorded as unbilled receivables in our condensed consolidated balance sheets. For the three months ended March 31, 2008 and 2007, transaction management revenue accounted for 38.2% and 74.7%, respectively, of total revenue. Due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of lower mortgage loan and securitization activity for 2008 and 2009, we believe the demand for our transaction management services, and therefore our revenues, will be lower in the foreseeable future. During the last half of 2007, we instituted a cost reduction program which included workforce reductions and limits regarding discretionary spending in order to scale back expenditures to reflect the decline in our revenues. In addition, we continue to develop new products and services and actively seek new customers for our existing products and services. We believe these actions will mitigate the effect of the downturn in the subprime market on the financial performance of our transaction management business and position us to capitalize on opportunities when the industry recovers and transaction volumes rebound. However, there can be no assurance that these actions will be successful.

        Our credit risk management and surveillance services provide a revenue stream which is generally recurring in nature. In a typical MBS transaction for which we provide surveillance services, we are engaged by the trustee of an MBS issuance to provide our services over the life of the trust and are paid monthly directly from the cash flow of the trust. A majority of our surveillance revenue is based upon a negotiated rate multiplied by the outstanding principal balance of the underlying mortgage loans in the MBS issuance. Revenues in this business segment are dependent upon the value of loans subject to surveillance. Based on the factors noted above, we believe the volume of new securitizations will decline in the foreseeable future. As a result, it is likely that the size of the portfolio of loans under surveillance will decline, as loan satisfactions are anticipated to exceed new loans being added to our surveillance portfolio. Therefore, our revenues in this business segment are likely to decrease. These fees are recognized each month as services are rendered. For the three months ended March 31, 2008 and 2007, surveillance services revenue accounted for 52.8% and 22.0%, respectively, of total revenue.

        Our special servicing activities are conducted under annual or multi-year contracts for which we typically receive revenue on a per-loan-per-month basis as well as incentive fees. For the three months ended March 31, 2008 and 2007, special services revenue accounted for 9.0% and 3.3%, respectively, of total revenue. Our contract with one customer within this unit expired as of December 31, 2007, and was not renewed. Revenues from this customer were $1.4 million for the three months ended March 31, 2007.

        For the three months ended March 31, 2008, revenue from two of our clients accounted for an aggregate of 22.3% of total revenue. Revenue from two clients exceeded 10% of revenue for the three months ended March 31, 2008. This revenue is primarily associated with our surveillance segment.

        For the three months ended March 31, 2007, revenue from two of our clients accounted for an aggregate of 20.9% of total revenue. Revenue from one client exceeded 10% of revenue for the three months ended March 31, 2007. This revenue is primarily associated with our transaction management segment.

Cost of Services

Compensation Expense

        Compensation expense consists primarily of compensation for independent loan review specialists and employees directly involved in the delivery of our services, which include our client service managers who manage our engagements. Compensation expense also includes payroll-related benefits for our direct employees. The professionals we retain from a professional employment organization, including our independent loan review specialists, do not receive any employee benefits from us and are only compensated for actual hours worked. Our direct cost of operations does not include an allocation of overhead costs.

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

Other Direct Costs

        Other direct costs include the cost of third-party mortgage loan services (primarily collateral appraisal fees), outside support for our compliance services used in connection with our loan reviews, independent loan review specialist training and miscellaneous, non-billable transaction costs.

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

        We account for acquisitions of companies in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS No. 141). We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill. The allocation of the purchase price to these intangible assets is based on a number of significant assumptions as determined by us and in the case of material acquisitions our independent appraisal expert, including evaluations of the future income producing capabilities of these assets and related future expected cash flows. We also make estimates about the useful lives of the acquired intangible assets. Should different conditions result in the determination that the value of the goodwill and acquired intangible assets has been impaired, we could incur write-

downs of goodwill or intangible assets, or changes in the estimation of useful lives of those intangible assets. In accordance with SFAS No. 142, goodwill is not amortized, but is subject to annual impairment testing which is discussed in greater detail below.

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

        In connection with the discontinuance of CLS operations in March 2007, the Company recorded a pre-tax impairment charge of $4.7 million to reflect the impairment of goodwill and intangible assets.

Net Interest Expense

        Net interest expense consists of interest paid on our debt net of interest received on our cash balances.

        Interest expense for the three months ended March 31, 2008 and 2007, primarily consisted of interest on our term loan and amortization of debt issuance costs related to the term loan and revolving line of credit. Our term loan had a balance at January 1, 2008, of $48.9 million, and $23.8 million at March 31, 2008. Our term loan had a balance at January 1, 2007 of $64.6 million, and $59.3 million at March 31, 2007.

Loss from Extinguishment of Debt

        On February 21, 2008, we repaid $25.0 million of the outstanding balance on our term loan. Due to the prepayment, and a reduction in our revolving debt facility, we expensed a pro-rata portion of debt issuance costs, and recognized a loss from extinguishment of debt of $0.6 million.

        Due to the prepayment of $5.0 million on our term loan during the three months ended March 31 2007, we expensed a portion of the debt issuance costs on the term loan and recognized a loss from extinguishment of debt of $45,043.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2008 and 2007

Revenue

        Our consolidated revenue was $19.1 million for the three months ended March 31, 2008, a decrease of $34.3 million or 64.2%, compared to revenue of $53.4 million for the three months ended March 31, 2007. The decrease was primarily due to reduced transaction management revenue as a result of the significant decline in non-agency MBS issuance in the first quarter of 2008. Non-agency MBS issuance declined by 92% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The subprime and Alt-A segments of the non-agency MBS market, which have historically been the focus of the Company's transaction management services, declined by 99% in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

        The Company's due diligence and conduit revenues are highly dependent on non-agency securitization activity and declined by $27.0 million and $5.2 million, respectively, in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. These reductions, along with lesser reductions in staffing services, surveillance, compliance services and commercial revenues, were partially offset by the acquisition of Clayton Euro Risk ("CER"). Our total revenue per domestic due diligence loan increased by 156.0%, as revenues from due diligence declined significantly as a percentage of overall revenue. The number of domestic loans serviced during the three months ended March 31, 2008 decreased by 86.0%, as compared to the three months ended March 31, 2007, due to significant reductions in the number of loans serviced in our due diligence and conduit businesses, as a result of the market conditions described above. Revenues per loan in our core due diligence business decreased by 46.1% due to an increase in the percentage of other file reviews, in which the scope of our review is limited, and an increase in the percentage of loans serviced in our centralized underwriting facility.

Transaction Management

        Transaction management revenue was $7.3 million for the three months ended March 31, 2008, a decrease of $32.6 million or 81.7%, compared to revenue of $39.9 million for the three months ended March 31, 2007. The decrease was primarily due to an 86.0% reduction in loans serviced, due to the weak non-conforming mortgage and MBS markets during the period, and, to a lesser extent, the reduction in revenue per loan in our core due diligence business. Our due diligence and conduit revenues are highly dependent on non-agency securitization activity and declined by $27.0 million and $5.2 million, respectively, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Revenue for the three months ended March 31, 2008 included $0.1 million from conduit support services. We do not expect to generate material revenues from conduit support services in 2008.

Special Servicing

        Special servicing revenue was $1.7 million for the three months ended March 31, 2008, down slightly compared to the three months ended March 31, 2007. The decrease was primarily due to the expiration and non-renewal of a contract with one client that contributed $1.4 million of revenue in the three months ended March 31, 2007. The impact of the loss of this contract was largely offset by an increase in revenue from new clients.

Surveillance

        Surveillance revenue was $10.1 million for the three months ended March 31, 2008, a decrease of $1.6 million or 13.7%, compared to revenue of $11.7 million for the three months ended March 31, 2007. The decrease was primarily due to a decrease in our putback review business and a decrease in surveillance revenue from subprime assets.

Cost of Services

        Our cost of services was $10.7 million for the three months ended March 31, 2008, a decrease of $23.0 million or 68.2%, compared to cost of services of $33.7 million for the three months ended March 31, 2007. This decrease was attributable to the specific factors discussed below.

        Compensation Expense.    Compensation expense was $9.8 million for the three months ended March 31, 2008, a decrease of $15.9 million or 61.9%, compared to compensation expense of $25.7 million for the three months ended March 31, 2007. The decrease was primarily due to a reduction in variable contractor expense in our due diligence and conduit businesses due to reduced loan volumes and, to a lesser extent, reduced training, fixed payroll and staffing services contractor expenses.

        Travel and Related Expenses.    Travel and related expenses were $0.5 million for the three months ended March 31, 2008, a decrease of $5.0 million or 90.9%, compared to travel and related expenses of $5.5 million for the three months ended March 31, 2007. Travel expenses per loan decreased by 37.5%, primarily due to an increase in the percentage of loans serviced in our centralized underwriting facility.

        Other Direct Costs.    Other direct costs were $0.4 million for the three months ended March 31, 2008, a decrease of $2.1 million or 84.0%, compared to other direct costs of $2.5 million for the three months ended March 31, 2007. The decrease was primarily due to reduced third-party appraisal vendor fees, shipping expenses and other non-billable due diligence expenses due to reduced due diligence volumes.

Operating Expenses

        Operating expenses were $14.6 million for the three months ended March 31, 2008, a decrease of $1.1 million or 7.0%, compared to operating expenses of $15.7 million for the three months ended March 31, 2007. The decrease was attributable to the specific factors discussed below.

        Salaries and Benefits.    Salaries and benefits were $5.3 million for the three months ended March 31, 2008, a decrease of $0.4 million or 7.0%, compared to salaries and benefits of $5.7 million for the three months ended March 31, 2007. The decrease was primarily due to reduced bonus expense due to the weaker financial results and, to a lesser extent, reduced headcount partially offset by increased stock-based compensation expense as a result of restricted stock grants in December 2007.

        Other Selling, General and Administrative Expenses.    Other selling, general and administrative expenses were $5.4 million for the three months ended March 31, 2008, slightly lower than selling, general and administrative expenses for the three months ended March 31, 2007. The decrease was due to reduced travel, marketing, temporary labor and telecommunications expenses, partially offset by increased professional fees and expenses related to the early termination of an office lease and an information technology support contract.

        Depreciation and Amortization.    Depreciation and amortization was $2.5 million for the three months ended March 31, 2008, an increase of $0.4 million or 19.0%, compared to depreciation and amortization of $2.1 million for the three months ended March 31, 2007. This increase was primarily due to accelerated depreciation on leasehold improvements and furniture as the result of the early termination of an office lease.

        Amortization of Intangibles.    Amortization of intangibles was $0.5 million for the three months ended March 31, 2008, a decrease of $2.0 million or 80.0%, compared to amortization of intangibles of $2.5 million for the three months ended March 31, 2007. This decrease was primarily due to a lower balance of intangible assets subject to amortization as a result of the impairment of intangibles in the fourth quarter of 2007.

        Merger-related expenses.    Merger-related expenses were $0.9 million for the three months ended March 31, 2008. These expenses are related to the Company's planned merger which is expected to close during the third quarter of 2008. See Note 14 to condensed consolidated financial statements for further information concerning the Company's planned merger.

Interest Expense, net

        Interest expense, net was $0.4 million for the three months ended March 31, 2008, a decrease of $0.8 million or 66.7%, compared to interest expense, net of $1.2 million for the three months ended March 31, 2007. This decrease was primarily due to reduced borrowings on our term loan. See "—Liquidity and Capital Resources."

Loss from Extinguishment of Debt

        For the three months ended March 31, 2008, we recognized a loss from extinguishment of debt of $0.6 million due to the expensing of a pro-rata portion of debt issuance costs, as a result of a $25.0 million prepayment on our term loan and reduction in our revolving debt facility in connection with a February 21, 2008 amendment to our credit agreement. For the three months ended March 31, 2007, we recognized a loss from extinguishment of debt of $0.05 million due to the expensing of debt issuance costs as a result of a $5.0 million prepayment during this period. See "—Liquidity and Capital Resources."

Income Taxes

        Income taxes for the three months ended March 31, 2008, were a benefit of $0.6 million, a decrease of $1.7 million, compared to income tax expense of $1.1 million for the three months ended March 31, 2007. This decrease was primarily due to changes in taxable income and our effective tax rate. Our effective tax rate for the three months ended March 31, 2008 is not comparable to our effective tax rate of 40.0% for the three months ended March 31, 2007 principally due to the valuation allowance on the Company's net deferred tax assets.

Discontinued Operations

        On March 28, 2007, we committed to discontinue the operations of CLS. Results for the three months ended March 31, 2007 include a non-cash pre-tax impairment charge of a $4.7 million, relating to impairment of goodwill, intangible assets and property and equipment. CLS operating results for the three months ended March 31, 2007, included revenue of $0.5 million, an operating loss of $1.5 million, a pre-tax loss of $1.6 million, an income tax benefit of $0.6 million and a net loss of $1.0 million.

Liquidity and Capital Resources

        Historically, we have financed our operations and growth from cash flow from operations and bank borrowings. Due to the continued turmoil in the subprime mortgage loan and securitization markets, and industry projections of lower mortgage loan and securitization activity for 2008 and 2009, we believe the demand for our services, and therefore our revenues, will be lower in the foreseeable future. Based on our anticipated level of transaction volumes and revenues, we believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement, will be sufficient to finance our current operations, planned capital expenditures and new product initiatives through the next twelve months. During the last half of 2007, we instituted a cost reduction program which included workforce reductions and limits regarding discretionary spending in order to scale back expenditures to reflect the decline in our revenues. In addition, we continue to develop new products and services and actively seek new customers for our existing products and services. We believe these actions will mitigate the effect of the downturn in the subprime market on the financial performance of our transaction management business and position us to capitalize on opportunities when the industry recovers and transaction volumes rebound. However, there can be no assurance that these actions will be successful. Should volumes and revenues decline to a level significantly below our current expectations, we would reduce capital expenditures and implement additional cost-reduction initiatives which we believe would be sufficient to ensure that funds generated from operations, together with existing cash and available borrowings under our credit agreement, would be sufficient to finance our current operations through the second quarter of 2009.

        Our operating activities provided cash of $0.4 million and $1.7 million in the three months ended March 31, 2008 and 2007, respectively. Cash provided from operations is generated primarily from net (loss) income and the timing of accounts receivable collections and disbursements of accounts payable. Cash provided by operations for the three months ended March 31, 2008, resulted from a net loss of $6.6 million plus $5.0 million of non-cash charges plus $2.0 million from a net decrease in operating assets primarily from reductions in accounts receivable and unbilled receivables, partially offset by an increase in prepaid expenses and other current assets. Cash provided by operations for the three months ended March 31, 2007, was generated from a net loss of $2.3 million, which included a $2.9 million loss on disposal of discontinued operations and a $1.0 million loss from discontinued operations, and $5.0 million of non-cash charges and was negatively impacted by a net increase in operating assets of $4.9 million, primarily due to a decrease in accrued expenses. We believe cash flow from operations will be sufficient to finance our current operations through the second quarter of 2009.

        Our investing activities used cash of $0.9 million and $2.8 million in the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities in the three months ended March 31, 2008 and 2007 primarily consisted of capital expenditures.

        Our financing activities used cash of $25.4 million and $3.4 million in the three months ended March 31, 2008 and 2007. The principal use of cash from financing activities in the three months ended March 31, 2008 was the repayment of principal on the term loan. The principal use of cash from financing activities in the three months ended March 31, 2007, was the repayment of principal on the term loan, partially offset by proceeds from stock option exercises and excess tax benefits from share-based compensation arrangements.

        Cash paid for interest expense was $0.8 million and $0.6 million in each of the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2008 and 2007, the majority of interest expense was paid on borrowings outstanding under our term loan.

Credit Agreement

        The credit agreement terminates on December 8, 2011. As of March 31, 2008, principal repayments on the term loan of $60,968 are required on a quarterly basis for each quarter through 2010, and the remaining principal balance at the end of 2010 is repayable in equal quarterly installments during 2011. This facility can be used to fund short-term liquidity needs. Liquidity needs occasionally arise as a result of differences in the timing between collecting our accounts receivable and making disbursements to support our operations.

        The credit agreement is collateralized by substantially all of our assets. The agreement contains covenants which, among other matters, require us to maintain certain levels of interest coverage ratio, fixed charge ratio and total leverage ratio. In connection with an amendment that we entered into on February 21, 2008, covenants existing prior to the amendment have been waived until March 31, 2009. In addition, the credit agreement places limitations on total annual capital expenditures, indebtedness, liens, dividends and distributions, asset sales, transactions with affiliates, acquisitions and conduct of business, all as defined in the agreement. The credit agreement also contains provisions for an increased interest rate during periods of default. We do not believe that these covenants will affect our ability to operate our business.

        In connection with the February 21, 2008 amendment to our debt facility, we repaid $25.0 million of our outstanding term loan balance. As a result of this payment, our quarterly principal repayments on the term loan were reduced to $60,968. Other amendments to the facility include a reduction of the revolving debt facility from $50.0 million to $10.0 million and an increase of 125 basis points in the interest rate associated with the debt facility to LIBOR plus 3% or the Prime Rate plus 2%. In addition, the amendment requires us to maintain a minimum $6.0 million of liquidity (including any unused portion of the $10.0 million revolver commitment), requires that any borrowings outstanding under the revolver be repaid by March 31, 2009 and requires that a $5.0 million payment be made by March 31, 2009.

        At March 31, 2008, loans under the Credit Agreement bore interest at the applicable LIBOR rate plus 3.00% or Prime Rate plus 2.00%, at our option. In addition, we are required to pay a commitment fee of 0.5% based on the calculation of the excess of the revolving credit loan commitment over the outstanding balance as defined in the Credit Agreement.

        At March 31, 2008, there was an outstanding balance of $23.8 million under the term loan and no outstanding balance under the revolving credit facility.

  Contractual Obligations

        The following table describes our cash commitments, in thousands of dollars, to settle contractual obligations as of March 31, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loans and loans payable	$23,838	$183	$5,397	$18,258	$—
Capital lease obligations	247	95	139	13	—
Operating lease obligations	11,501	1,819	3,100	2,496	4,086

Total	$35,586	$2,097	$8,636	$20,767	$4,086

        Interest payments due on the above amounts total $4,052.

        As further discussed in Note 8 to condensed consolidated financial statements, we adopted the provisions of FIN 48 on January 1, 2007. At March 31, 2008, we had approximately $2.3 million of unrecognized tax benefits which are not included in the above "Contractual Obligations" table. Due to the inherent uncertainty of the underlying tax positions, it is not practical to assign the liability as of March 31, 2008 to any particular years in the table.

Off-Balance-Sheet Arrangements

        As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K of the SEC.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        During the three months ended March 31, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with interest rate risk and foreign currency exchange rate risk as of December 31, 2007, see Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which includes audited financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be a party to various claims, suits and complaints. Currently, there are no such claims, suits or complaints that, in our opinion, would have a material adverse effect on our business, results of operations and financial condition.

        On June 22, 2007, Clayton Holdings, Inc. received a subpoena from the Attorney General of the State of New York seeking information and documents relating to the transaction management services that Clayton provides to its clients in the subprime mortgage industry. Clayton has agreed to continue to cooperate with this investigation and, if requested, provide testimony regarding the same. In exchange for our continued cooperation, Clayton has received immunity from civil and criminal prosecution by the State of New York. Clayton has also received a voluntary information request from the Securities and Exchange Commission, and information subpoenas from the Attorney General of the State of Connecticut, and the Attorney General of the Commonwealth of Massachusetts. Clayton is cooperating fully with these investigations. For more information see Risk Factors contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which includes audited financial statements.

Item 1A.    Risk Factors

        Item 1A of our 2007 Annual Report on Form 10-K, as amended, presented risk factors that may impact the Company's future results. On April 13, 2008, the Company entered into a definitive merger agreement under which an affiliate of a fund managed by Greenfield Partners, LLC, a private equity firm, will acquire all of the outstanding common shares of the Company for $6.00 per share. Due to the proposed merger transaction, the risk factors are amended and supplemented by the following:

If our proposed merger is not completed, our business and stock price may be adversely affected.

        On April 13, 2008, we entered into a definitive merger agreement to be acquired by Cobra Green, LLC, an affiliate of a fund managed by Greenfield Partners, LLC. The merger is subject to a number of contingencies, including approval by our stockholders, antitrust approval, state mortgage licensing consents, the absence of any order, injunction or decree prohibiting the consummation of the merger and other customary closing conditions, each of which must either be satisfied or waived prior to the closing. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

  •
  Our stock price may fluctuate prior to completion of the merger due to market assessments regarding the expected timing of the merger and risks relating to the completion of the merger, and if the merger is not completed, our stock price may decline significantly, since the current trading price reflects a market assumption that the merger will be completed;

  •
  We could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

  •
  We have and will continue to incur significant expenses related to the merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, legal fees and accounting fees, which must be paid even if the merger is not completed;

  •
  Depending on the circumstances, we may be obligated to pay Cobra Green, LLC a termination fee of $6.7 million; and

  •
  We may experience the additional impacts described in the risk factors below.

Our proposed merger may adversely affect our results of operations.

        In response to our pending merger, our customers may defer retaining our services or elect to switch to other service providers due to, among other things, competitive issues and uncertainty about the direction of our service and product offerings following the merger and our willingness to support and service existing service and product offerings. Uncertainty surrounding the proposed merger also may have an adverse effect on employee morale and retention. In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed to the extent that customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand-alone basis. Finally, the merger agreement imposes restrictions on our ability to conduct our business prior to the completion of the merger. Each of these potential impacts, and others, may leave us unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our results of operations going forward.

If our proposed merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

        We have incurred substantial expenses in connection with our proposed merger. The completion of the merger depends on the satisfaction of specified conditions. We cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the merger.

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

CLAYTON HOLDINGS, INC.
Date: May 12, 2008	By:	/s/ Frederick C. Herbst Frederick C. Herbst Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.		Description
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

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
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
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